Form 10-Q
period 1994-12-31
BERKSHIRE GAS CO /MA/
filed 1995-02-13
CIK 317406

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the Quarter Ended December 31, 1994           Commission File No. 0-1857-3


                          THE BERKSHIRE GAS COMPANY

Massachusetts                                                       04-1731220

115 Cheshire Road, Pittsfield, Massachusetts                        01201-1388


Registrant's telephone number, including Area Code                413:442-1511



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days.

                                             Yes  [X]               No [ ]

At December 31, 1994, the Registrant had issued and outstanding 2,081,515 shares of Common Stock, par value $2.50.



                          THE BERKSHIRE GAS COMPANY
            STATEMENT OF INCOME AND RETAINED EARNINGS - Unaudited
                     (In Thousands Except Share Amounts)

                                               Three Months      Three Months
                                               Ended 12/31/94    Ended 12/31/93

Operating Revenues                             $  12,086         $  12,951
Cost of Gas Sold                                   6,375             6,918

Operating Margin                                   5,711             6,033

Other Operating Expenses                           2,924             2,967
Depreciation Expense                                 912               847

      Total                                        3,836             3,814

Utility Operating Income                           1,875             2,219
Other Income - Net                                   503               662

Operating and Other Income                         2,378             2,881
Interest Expense                                     938               895
Other Taxes                                          404               375

      Pre-Tax Income                               1,036             1,611


Income Taxes                                         380               598

NET INCOME                                           656             1,013
Retained Earnings at Beginning of Period           5,670             4,250
                                               ---------         ---------
      Total                                        6,326             5,263

Dividends Declared
  Preferred Stock                                    173               185
  Common Stock                                       573               472

      Total Dividends                                746               657

Retained Earnings at End of Period             $   5,580         $   4,606

Income Available for Common Stock              $     483         $     828

Average Shares of Common Stock Outstanding     2,081,515         1,749,998

Income Per Share of Common Stock               $    0.23         $    0.47
                                               ---------         ---------

    See Independent Accountants' Report and Notes to Financial Statements.


                          THE BERKSHIRE GAS COMPANY
            STATEMENT OF INCOME AND RETAINED EARNINGS - Unaudited
                     (In Thousands Except Share Amounts)

                                               Six Months        Six Months
                                               Ended 12/31/94    Ended 12/31/93

Operating Revenues                             $  16,918         $  17,492
Cost of Gas Sold                                   8,757             9,136

Operating Margin                                   8,161             8,356

Other Operating Expenses                           5,536             5,481
Depreciation Expense                               1,222             1,174

      Total                                        6,758             6,655

Utility Operating Income                           1,403             1,701
Other Income - Net                                   851               942

Operating and Other Income                         2,254             2,643
Interest Expense                                   1,860             1,708
Other Taxes                                          616               573

      Pre-Tax Income/(Loss)                         (222)              362

Income Taxes/(Benefit)                              (112)              101

NET INCOME/(LOSS)                                   (110)              261
Retained Earnings at Beginning of Period           7,098             5,658

      Total                                        6,988             5,919

Dividends Declared:
  Preferred Stock                                    347               370
  Common Stock                                     1,061               943

      Total Dividends                              1,408             1,313

Retained Earnings at End of Period             $   5,580         $   4,606
                                               ----------        ----------

Loss Attributable to Common Stock                  ($457)            ($109)

Average Shares of Common Stock Outstanding     1,922,339         1,744,901

Loss Per Share of Common Stock                    ($0.24)           ($0.06)
                                               ----------        ----------

    See Independent Accountants' Report and Notes to Financial Statements.


                          THE BERKSHIRE GAS COMPANY
            STATEMENT OF INCOME AND RETAINED EARNINGS - Unaudited
                     (In Thousands Except Share Amounts)


                                               Twelve Months     Twelve Months
                                               Ended 12/31/94    Ended 12/31/93


Operating Revenues                             $  52,455         $  47,339
Cost of Gas Sold                                  27,506            24,432

Operating Margin                                  24,949            22,907

Other Operating Expenses                          12,964            11,405

Depreciation Expense                               3,468             3,245

      Total                                       16,432            14,650

Utility Operating Income                           8,517             8,257

Other Income - Net                                 2,296             1,776

Operating and Other Income                        10,813            10,033
Interest Expense                                   3,641             3,505
Other Taxes                                        1,670             1,595

      Pre-Tax Income                               5,502             4,933

Income Taxes                                       2,200             1,793

NET INCOME                                         3,302             3,140
Retained Earnings at Beginning of Period           4,606             4,084
Adjustment to Retained Earnings                      390                 0

      Total                                        8,298             7,224

Dividends Declared:
  Preferred Stock                                    697               741
  Common Stock                                     2,021             1,877

      Total Dividends                              2,718             2,618

Retained Earnings at End of Period             $   5,580         $   4,606
                                               ---------         ---------

Income Available for Common Stock              $   2,605         $   2,399

Average Shares of Common Stock Outstanding     1,835,027         1,735,030

Income Per Share of Common Stock                   $1.42             $1.38
                                               ---------         ---------


     See Independent Accountants' Report and Notes to Financial Statements.


                          THE BERKSHIRE GAS COMPANY
                                BALANCE SHEETS
                                (In Thousands)

                                                              December 31,    June 30,
                                                              1994            1994
                                                              (Unaudited)     (Audited)

ASSETS
Utility Plant:
  Utility Plant - at original cost                            $89,485         $86,098
  Less: Accumulated Depreciation                               20,461          19,907

    Utility Plant - Net                                        69,024          66,191

Other Property:
  Other Property - at original cost                            10,372           9,957
  Less:  Accumulated Depreciation                               4,527           4,242

    Other Property - Net                                        5,845           5,715

Current Assets:
  Cash                                                            120              65
  Accounts Receivable:
    Utility Service (less allowance for doubtful accounts:      7,511           8,133
    Dec. 1994-$703; June 1994-$727)
    Merchandise & Liquefied Petroleum                             766             554
    (less allowance for doubtful accounts:
    Dec 1994-$84; June 1994-$89)
  Other Receivables                                               209             133
  Inventories (at the lower of average
   cost or market):
    Natural Gas                                                 2,616           2,088
    Liquefied Petroleum                                           298             184
    Materials and Supplies                                      1,259           1,357
Prepayments                                                       260             146
Recoverable Gas Costs                                           1,113            (502)

      Total Current Assets                                     14,152          12,158

Deferred Debits:
  Unamortized Debt Expense                                        601             624
  Capital Stock Expense                                           715             340
  Environmental Cleanup Costs                                   1,197           1,030
  Other                                                           812           1,537

      Total Deferred Debits                                     3,325           3,531

Recoverable Environmental Cleanup Costs                         2,894           2,894


      TOTAL ASSETS                                            $95,240         $90,489
                                                              -------         -------


     See Independent Accountants' Report and Notes to Financial Statements.


                          THE BERKSHIRE GAS COMPANY
                               BALANCE SHEETS

                               (In Thousands)

                                                     December 31, 1994      June 30, 1994
                                                        (Unaudited)           (Audited)

LIABILITIES AND OTHER CREDITS
Common Shareholders' Equity:
  Common Stock                                            $ 5,204              $ 4,417
  Premium on Common Stock                                  15,448               11,431
  Retained Earnings                                         5,580                7,098

      Total Common Shareholders' Equity                    26,232               22,946

Redeemable Cumulative Preferred Stock                       8,448                8,491

Long-Term Debt (less current maturities)                   31,003               31,083

Current Liabilities:
  Notes Payable to Banks                                    8,270                6,580
  Current Maturities of Long-Term Debt                        900                  900
  Accounts Payable                                          3,746                2,776
  Taxes Accrued                                            (1,134)                (155)
  Other Current Liabilities                                 4,441                5,261
      Total Current Liabilities                            16,223               15,362

Unamortized Investment Tax Credit                           1,393                1,430

Deferred Income Taxes                                       9,047                8,283

Reserve for Recoverable Environmental Cleanup Costs         2,894                2,894

  TOTAL LIABILITIES AND OTHER CREDITS                     $95,240              $90,489
                                                          =======              =======


    See Independent Accountants' Report and Notes to Financial Statements.


                          THE BERKSHIRE GAS COMPANY

                     STATEMENT OF CASH FLOWS - Unaudited

                               (In Thousands)

                                                        Six Months          Six Months
                                                        Ended 12/31/94      Ended 12/31/93

Cash flows from Operating Activities:
  Net Income/(Loss)                                     $  (110)            $  261
Adjustments to Reconcile Net Income/(Loss) to Net
  Cash Used in Operating Activities:
    Depreciation and Amortization                         1,642              1,499
    Provision for Losses on Accounts Receivable             255                293
    Deferred Gas Costs                                   (1,615)            (2,695)
    Deferred  Income Taxes                                  764                416

  Changes in Assets and Liabilities Which
    Provided (Used) Cash:
      Accounts Receivable                                   155             (2,322)
      Other Receivables                                     (76)                65
      Inventories                                          (544)            (1,186)
      Capital Stock Expense                                (440)                 0
      Accounts Payable                                      970              1,107
      Taxes Accrued                                        (979)            (1,222)
      Other Assets and Current Liabilities                 (376)               120
        Total Adjustments                                  (244)            (3,925)

        Net Cash Used in Operating Activities              (354)            (3,664)


Cash Flows from Investing Activities:
  Construction Expenditures                              (4,554)            (3,311)

        Net Cash Used in Investing Activities            (4,554)            (3,311)

Cash Flows from Financing Activities:
  Dividends Paid                                         (1,408)            (1,313)
  Current Maturities of Long-Term Debt                        0                (40)
  Principal Payments on Long-Term Debt                      (80)              (310)
  Proceeds from Note Payable Borrowings - Net             1,690              8,430
  Proceeds from Sale of Common Stock                      4,499                  0
  Proceeds from Other Stock Transactions - Net              262                212

        Net Cash Provided by Financing Activities         4,963              6,979

Net Increase in Cash                                         55                  4
Cash at Beginning of Period                                  65                 59

Cash at End of Period                                   $   120             $   63
                                                       =========           ========


     See Independent Accountants' Report and Notes to Financial Statements.


      The balance sheet as of December 31, 1994, the related statements of income and retained earnings for the three six and twelve month periods ended December 31, 1994 and 1993, and the statements of cash flows for the six month period ended December 31, 1994 and 1993 have been reviewed, prior to filing, by the Registrants independent public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented below.


Deloitte &
   Touche LLP
- - - - ------------------------------------------------------------------------------
                 City Place                          Telephone: (203) 280-3000
                 185 Asylum Street                   Facsimile: (203) 280-3051
                 Hartford, Connecticut 06103-3402


INDEPENDENT ACCOUNTANTS' REPORT

The Berkshire Gas Company:

We have reviewed the accompanying balance sheet of The Berkshire Gas Company as of December 31, 1994, the related statements of income and retained earnings for the three month, six month and twelve month periods ended December 31, 1994 and 1993, and the statements of cash flows for the six month periods ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of The Berkshire Gas Company as of June 30, 1994, and the related statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated August 16, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



Deloitte & Touche LLP
February 9, 1995







The Berkshire Gas Company
Notes to Financial Statements
December 31, 1994
- - - - ------------------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)
NOTES:

OTHER FINANCIAL INFORMATION:
      The accompanying unaudited financial statements have been prepared with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, which in the opinion of management are necessary to a fair presentation of the operations for the interim periods presented, have been made. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessary indicative of results of operations for a full year. These financial statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

CONTINGENCIES:

ENVIRONMENTAL:
      Federal, state and local laws and regulations establishing standards and requirements for protection of the environment have increased in number and scope in recent years. The Berkshire Gas Company (the "Company") cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effects.

      During fiscal 1990, the Massachusetts Department of Public Utilities
(MDPU) issued a generic ruling on cost recovery for environmental cleanup with respect to former gas manufacturing sites. Under the ruling, the Company may recover annual cleanup costs, excluding carrying costs, over a seven year period through the Cost of Gas Adjustment Clause (CGAC). This ruling also provides for the sharing of any proceeds received from insurance carriers equally between the Company and its ratepayers, and establishes maximum amounts that can be recovered from customers in any one year.

      During the period ended December 31, 1994, the Company continued the analysis and field review of two parcels of real estate formerly used for gas manufacturing operations, which had been found to contain coal tar deposits and other substances associated with by-products of the gas manufacturing process. The review and assessment process began in 1985 with respect to the first site which is owned by the Company, and in 1989 with respect to the second site, which was formerly owned by the Company. With the review and approval of the Massachusetts Department of Environmental Protection ("MDEP"), at the first site, the investigative work is near completion and remedial alternatives are being examined. At the second site, investigative activities are commencing. It is difficult to predict the potential financial impact of the sites until first, the nature and risk is fully characterized and second, the remedial strategies and related technologies are determined. The general philosophy of the Company is one of source removal and/or reduction coupled with risk minimization. Assuming successful implementation, it is anticipated that through 2009 the level of expenditures for the site will range from $2,894 to $8,777. The Company has recorded the lesser amount of the range in accordance with SFAS No. 5. Ultimate expenditures cannot be determined until a remedial action plan can be developed and approved by the MDEP.

The Company's unamortized costs at December 31, 1994 were $1,197 and should be recovered using the formula discussed above.

TRANSPORTATION PIPELINE:
      Claims against the Company have been asserted by a general contractor and certain subcontractors involved in the construction of a transportation pipeline for which the Company served as developer, and are in the early stages of proceedings. Although the Company cannot predict the ultimate outcome of the claims, which the Company believes are without merit, it intends to contest the claims vigorously and believes that the outcome will not have a material adverse impact on the overall financial condition or results of operations of the Company.



        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
- - - - ------------------------------------------------------------------------------
Results of Operations - Second Quarter Ended December 31, 1994 versus Second
Quarter Ended December 31, 1993
- - - - ------------------------------------------------------------------------------

      Berkshire Gas Company considers Operating Margin (Operating Margin or Gross Profit = Operating Revenues Net of Cost of Gas Sold) to be a more pertinent measure of operating results than operating revenues because income is not significantly affected by changes in revenue due to similar fluctuations in gas costs.

       Operating Margin decreased $322,000 or 5.3% as compared with the three months ended December 31, 1993. Operating Margin is primarily affected by the change in the level of firm gas sold and transported. Interruptible gas sold and transported has no affect on Operating Margin since those margins are flowed back to the customer. The decrease from 1993 is primarily due to lower volumes of firm gas sold due to 9.9% warmer weather than 1993, partially offset by higher volumes of gas sold and transported at slightly lower margins from increased firm transportation volumes to industrial customers.

                                                           1994             1993

3 Month Firm MCF Sold & Transported                   1,436,772        1,504,466
3 Month Operating Margin                             $5,711,000       $6,033,000
3 Month Average Operating Margin Per Firm MCF             $3.97            $4.01


      Depreciation Expense increased $65,000 or 7.7% due to an increase in the level of depreciable assets.

      Other Income decreased $159,000 or 24% primarily due to lower income from propane and jobbing operations. Propane volumes were lower due to warmer weather and higher expenses for maintenance and depreciation, partially offset by a 6% increase in the number of customers. Jobbing revenues were less than 1993 due to lower levels of activity.

      Interest Expense increased $43,000 or 4.8% due primarily to a gas supplier refund being returned to the ratepayers through CGAC, and, to a lesser extent, increased borrowing rate.

      Other Taxes increased $29,000 or 7.7% due to higher personal property valuations and rates.

      The decrease in Income Taxes of $218,000 resulted from lower net income.



         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
- - - - ------------------------------------------------------------------------------
Results of Operations - Six Months Ended December 31, 1994 versus Six Months
Ended December 31, 1993
- - - - ------------------------------------------------------------------------------
      Operating Margin decreased $195,000 or 2.3% as compared with the six months ended December 31, 1993.  The decrease from 1993 resulted from warmer weather causing lower volumes of firm gas sold, partially offset by increased volumes and margins on transportation revenues to industrial customers.

                                                           1994          1993

6 Month Firm MCF Sold & Transported                   2,188,640     2,187,807
6 Month Operating Margin                             $8,161,000    $8,356,000
6 Month Average Operating Margin Per Firm MCF             $3.73         $3.82


      Depreciation Expense increased $48,000 or 4.1% due to an increase in the level of depreciable assets.

      Other Income decreased $91,000 or 9.7%; Interest Expense was higher by $152,000 or 8.9%; Other Taxes increased $43,000 or 7.5%; and Income Taxes decreased $213,000 all for the same reasons as noted in the three month explanation above.




        Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

- - - - ------------------------------------------------------------------------------
Results of Operations - Twelve Months Ended December 31, 1994 versus Twelve
Months Ended December 31, 1993
- - - - ------------------------------------------------------------------------------

      Operating Margin increased $2,042,000 or 8.9% over the twelve months ended December 31, 1994. The increase over 1993 is primarily due to higher volumes of firm transportation gas used by industrial customers. During this period, firm volumes of gas sold and transported increased 8.0%.


                                                                 1994             1993

12 Month Firm MCF Sold & Transported                        6,338,020        5,867,502
12 Month Operating Margin                                 $24,949,000      $22,907,000
12 Month Average Operating Margin Per Firm MCF                  $3.94            $3.90


      Other Operating Expenses increased $1,559,000 or 13.7% over the twelve months ended December 31,1993. The increase is primarily due to a $752,000 increase in costs associated with maintaining customer records due to higher level of uncollectible accounts, higher payroll and collection costs. Administrative and General Costs increased $594,000 primarily due to higher legal expense of $187,000, regulatory costs of $171,000, injuries and damages costs of $143,000, and salaries and related benefits of $62,000. Expenses for transmission and distribution increased $261,000 due to additional maintenance of mains and services. Production expenses decreased $63,000 due to less costs associated with restructuring supply contracts brought about by the Federal Energy Regulatory Commission ("FERC") Order 636 during 1993.

      Depreciation Expense increased $223,000 due to an increase in the level of depreciable assets.

      Interest Expense increased $136,000 primarily due to less interest capitalized than 1993 and, to a lesser extent, an increased borrowing rate.

      Other Income increased $520,000 over the twelve months ended December 31,1993. The increase resulted primarily from the settlement of an insurance claim relating to a line of business that was discontinued in the 1970's in the amount of $403,000 (net of taxes and amounts previously recorded). The increase in Other Income was partially offset by lower rental income of $102,000 due to higher depreciation expense reflecting an adjustment for the change in the lives of rental assets during 1993, and lower propane income of $45,000.

      Other Taxes increased $75,000 or 4.7% due to higher personal property tax as well as increased payroll taxes.

      Income Taxes increased due to higher net income.


       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

- - - - ------------------------------------------------------------------------------
Liquidity and Capital Resources - December 31, 1994
- - - - ------------------------------------------------------------------------------

      The Company added approximately $4,554,000 to Plant assets during the six months ended December 31, 1994. These construction expenditures primarily represent investments in new and replacement mains and services.

      The Company initially finances construction expenditures and other funding needs primarily with short-term bank borrowings, and to a lesser extent with the reinvestment of dividends. The Company continually evaluates its short-term borrowing position and based on prevailing interest rates, market conditions, etc., makes determinations regarding conversion of short-term borrowings to long-term debt or equity. As part of the continuing financing, the Company sold 295,000 shares of Common Stock during the second quarter of fiscal 1995, netting proceeds of $4,212,600 to repay short-term obligations.

      Funds for environmental clean-up costs are initially financed through short-term borrowings and all such costs will be recovered over a seven year period under a ruling issued by the MDPU.

      The capital structure of the Company at December 31, 1994 was 39.9% Common Equity, 12.9% Preferred Stock and 47.2% Long-Term Debt.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
- - - - ----------------------------

           No developments during the quarter.

Item 2.    Changes in Securities
- - - - --------------------------------

           Not Applicable

Item 3.    Defaults Upon Senior Securities
- - - - ------------------------------------------

           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
- - - - --------------------------------------------------------------

           On November 15, 1994, the Annual Meeting of the Shareholders of the Berkshire Gas Company was held at the Berkshire Hilton Inn, Pittsfield, Massachusetts at 10:00 a.m.

           Proxies for said annual meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to Management's nominees, as listed in the Proxy statement, for the election of Directors. All nominees were duly elected.

Item 5.    Other Information
- - - - ----------------------------

           During the second quarter of fiscal 1995, the Company sold 295,000 shares of Common Stock in a public offering, netting proceeds of $4,212,600.

Item 6.    Exhibits and Reports on Form 8 - K
- - - - ---------------------------------------------

           None

                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE BERKSHIRE GAS COMPANY

                                       Registrant


                                       /s/ SCOTT S. ROBINSON
                                       Scott S. Robinson
                                       President & Chief Executive Officer




                                       /s/ MICHAEL J. MARRONE
                                       Michael J. Marrone
                                       Vice President, Treasurer & Chief
                                       Financial Officer




Dated:  February 9, 1995