Form 10-Q
period 1995-03-31
BERKSHIRE GAS CO /MA/
filed 1995-05-12
CIK 317406

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the Quarter Ended March 31, 1995             Commission File No. 0-1857-3

                          THE BERKSHIRE GAS COMPANY

Massachusetts                                                      04-1731220

115 Cheshire Road, Pittsfield, Massachusetts                       01201-1388

Registrant's telephone number, including Area Code               413:442-1511

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   [ x ]      N   [   ]

At March 31, 1995, the Registrant had issued and outstanding 2,091,304 shares of Common Stock, par value $2.50.

                           THE BERKSHIRE GAS COMPANY
             STATEMENT OF INCOME AND RETAINED EARNINGS-Unaudited
                     (In Thousands Except Share Amounts)

                                                Three Months    Three Months
                                                Ended 3/31/95   Ended 3/31/94

Operating Revenues                                $21,615         $25,948
Cost of Gas Sold                                   11,218          13,823

Operating Margin                                   10,397          12,125

Other Operating Expenses                            3,396           3,972
Depreciation Expense                                1,680           1,546

      Total                                         5,076           5,518

Utility Operating Income                            5,321           6,607
Other Income - Net                                    548             683

Operating and Other Income                          5,869           7,290
Interest Expense                                      946             959
Other Taxes                                           743             679

      Pre-Tax Income                                4,180           5,652

Income Taxes                                        1,624           2,145

NET INCOME                                          2,556           3,507
Retained Earnings at Beginning of  Period           5,580           4,606

      Total                                         8,136           8,113

Dividends Declared:
  Preferred Stock                                     174             176
  Common Stock                                        575             474

      Total Dividends                                 749             650

Retained Earnings at End of Period                 $7,387          $7,463

Income Available for Common Stock                  $2,382          $3,331

Average Shares of Common Stock Outstanding      2,091,304       1,758,186

Income Per Share of Common Stock                    $1.14           $1.89

      See Independent Auditors' Report and Notes to Financial Statements.

                           THE BERKSHIRE GAS COMPANY
             STATEMENT OF INCOME AND RETAINED EARNINGS - Unaudited
                      (In Thousands Except Share Amounts)

                                                Nine Months     Nine Months
                                                Ended 3/31/95   Ended 3/31/94

Operating Revenues                                $38,533         $43,441
Cost of Gas Sold                                   19,975          22,959

Operating Margin                                   18,558          20,482

Other Operating Expenses                            8,932           9,453
Depreciation Expense                                2,902           2,721

      Total                                        11,834          12,174

Utility Operating Income                            6,724           8,308
Other Income - Net                                  1,399           1,626

Operating and Other Income                          8,123           9,934
Interest Expense                                    2,806           2,667
Other Taxes                                         1,359           1,252

      Pre-Tax Income                                3,958           6,015

Income Taxes                                        1,512           2,246

NET INCOME                                          2,446           3,769
Retained Earnings at Beginning of  Period           7,098           5,658

      Total                                         9,544           9,427

Dividends Declared:
  Preferred Stock                                     521             546
  Common Stock                                      1,636           1,418

      Total Dividends                               2,157           1,964

Retained Earnings at End of Period                 $7,387          $7,463

Income Available for Common Stock                  $1,925          $3,223

Average Shares of Common Stock Outstanding      1,978,316       1,749,093

Income Per Share of Common Stock                    $0.97           $1.84

     See Independent Accountants' Report and Notes to Financial Statements.


                          THE BERKSHIRE GAS COMPANY
            STATEMENT OF INCOME AND RETAINED EARNINGS - Unaudited
                     (In Thousands Except Share Amounts)

                                                Twelve Months   Twelve Months
                                                Ended 3/31/95   Ended 3/31/94

Operating Revenues                                $48,122         $52,250
Cost of Gas Sold                                   24,901          27,471

Operating Margin                                   23,221          24,779

Other Operating Expenses                           12,388          12,089
Depreciation Expense                                3,603           3,428

      Total                                        15,991          15,517

Utility Operating Income                            7,230           9,262
Other Income - Net                                  2,160           1,876

Operating and Other Income                          9,390          11,138
Interest Expense                                    3,628           3,519
Other Taxes                                         1,734           1,627

      Pre-Tax Income                                4,028           5,992

Income Taxes                                        1,678           2,208

NET INCOME                                          2,350           3,784
Retained Earnings at Beginning of  Period           7,463           6,296
Adjustment to Retained Earnings                       390               0

      Total                                        10,203          10,080

Dividends Declared:
  Preferred Stock                                     694             731
  Common Stock                                      2,122           1,886

      Total Dividends                               2,816           2,617

Retained Earnings at End of Period                 $7,387          $7,463

Income Available for Common Stock                  $1,656          $3,053

Average Shares of Common Stock Outstanding      1,912,455       1,743,378

Income Per Share of Common Stock                    $0.87           $1.75

     See Independent Accountants' Report and Notes to Financial Statements.


                          THE BERKSHIRE GAS COMPANY
                               BALANCE SHEETS

                               (In Thousands)

                                               March 31, 1995   June 30, 1994
                                               (Unaudited)      (Audited)

ASSETS
Utility Plant:
  Utility Plant - at original cost             $90,485          $86,098
  Less: Accumulated Depreciation                21,994           19,907

      Utility Plant - Net                       68,491           66,191

Other Property:
  Other Property - at original cost             10,664            9,957
  Less:  Accumulated Depreciation                4,675            4,242

      Other Property - Net                       5,989            5,715

Current Assets:
  Cash                                              75               65
  Accounts Receivable:
    Utility Service                             10,338            8,133
     (less allowance for doubtful accounts:
     Mar. 1995-$778; June 1994-$727)
    Merchandise & Liquefied Petroleum              818              554
     (less allowance for doubtful accounts:
     Mar 1995-$107; June 1994-$89)
  Other Receivables                                 74              133
  Inventories (at the lower of average
   cost or market):
    Natural Gas                                  1,013            2,088
    Liquefied Petroleum                            247              184
    Materials and Supplies                       1,222            1,357
  Prepayments                                       31              146

      Total Current Assets                      13,818           12,660

Deferred Debits:
  Unamortized Debt Expense                         589              624
  Capital Stock Expense                            679              340
  Environmental Cleanup Costs                    1,210            1,030
  Other                                            703            1,537

      Total Deferred Debits                      3,181            3,531

Recoverable Environmental Cleanup Costs          2,894            2,894

      TOTAL ASSETS                             $94,373          $90,991

LIABILITIES AND OTHER CREDITS
Common Shareholders' Equity:
  Common Stock                                 $ 5,228          $ 4,417
  Premium on Common Stock                       15,565           11,431
  Retained Earnings                              7,387            7,098

      Total Common Shareholders' Equity         28,180           22,946

Redeemable Cumulative Preferred Stock            8,448            8,491

Long-Term Debt (less current maturities)        30,983           31,083

Current Liabilities:
  Notes Payable to Banks                             0            6,580
  Current Maturities of Long-Term Debt             900              900
  Accounts Payable                               2,679            2,776
  Taxes Accrued                                  3,076             (155)
  Other Current Liabilities                      5,309            5,261
  Recoverable Gas Costs                          3,571              502

      Total Current Liabilities                 15,535           15,864

Unamortized Investment Tax Credit                1,374            1,430

Deferred Income Taxes                            6,959            8,283

Reserve for Recoverable Environmental
 Cleanup Costs                                   2,894            2,894

      TOTAL LIABILITIES AND OTHER CREDITS      $94,373          $90,991

     See Independent Accountants' Report and Notes to Financial Statements.


                          THE BERKSHIRE GAS COMPANY

                      STATEMENT OF CASH FLOWS - Unaudited

                               (In Thousands)

                                                           Nine Months       Nine Months
                                                           Ended 3/31/95     Ended 3/31/94

Cash flows from Operating Activities:
  Net Income                                               $2,446            $3,769

  Adjustments to Reconcile Net Income/(Loss) to Net
    Cash Provided by Operating Activities:
    Depreciation and Amortization                           3,536             3,235
    Provision for Losses on Accounts Receivable               602             1,027
    Deferred Gas Costs                                      3,069             1,553
    Deferred  Income Taxes                                 (1,324)           (1,514)

  Changes in Assets and Liabilities Which
    Provided (Used) Cash:
    Accounts Receivable                                    (3,071)           (8,351)
    Other Receivables                                          59               (318)
    Inventories                                             1,147             1,549
    Accrued Consumer Rebate                                 1,838                 0
    Capital Stock Expense                                    (440)                0
    Accounts Payable                                          (97)              706
    Taxes Accrued                                           3,231             1,722
    Other Assets and Current Liabilities                   (1,020)              373

    Total Adjustments                                       7,530               (18)

    Net Cash Provided by Operating Activities               9,976             3,751

  Cash Flows from Investing Activities:
    Construction Expenditures                              (6,031)           (3,899)

    Net Cash Used in Investing Activities                  (6,031)           (3,899)

  Cash Flows from Financing Activities:
    Dividends Paid                                         (2,157)           (1,964)
    Current Maturities of Long-Term Debt                        0              (250)
    Proceeds on Long-term Debt                               (100)            5,670
    Repayment of Note Payable Borrowings-Net               (6,580)           (2,671)
    Proceeds from Sale of Common Stock                      4,449                 0
    Proceeds from Other Stock Transactions - Net              453              (104)

    Net Cash (Used in)  Provided by Financing Activities   (3,935)              681

  Net Increase in Cash                                         10               533
  Cash at Beginning of Period                                  65                59

  Cash at End of Period                                    $   75            $  592

     See Independent Accountants' Report and Notes to Financial Statements.


The balance sheet as of March 31,1995, the related statements of income and retained earnings for the three, nine and twelve month periods ended March 31, 1995 and 1994, and the statements of cash flows for the nine month period ended March 31, 1995 and 1994 have been reviewed, prior to filing, by the Registrants independent public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented below.

Deloitte &
   Touche LLP

                   City Place                   Telephone:  (203) 280-3000
                   185 Asylum Street            Facsimile:   (203) 280-3051
                   Hartford, Connecticut 06103-3402

INDEPENDENT ACCOUNTANTS' REPORT

The Berkshire Gas Company:

We have reviewed the accompanying balance sheet of The Berkshire Gas Company as of March 31, 1995, the related statements of income and retained earnings for the three month, nine month and twelve month periods ended March 31, 1995 and 1994, and the statements of cash flows for the nine month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



Deloitte & Touche LLP
May 9, 1995


The Berkshire Gas Company
Notes to Financial Statements
March 31, 1995
(Dollars in Thousands Except Share Amounts)
NOTES:

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

      During the period ended March 31, 1995, the Company continued the analysis and field review of two parcels of real estate formerly used for gas manufacturing operations, which had been found to contain coal tar deposits and other substances associated with by-products of the gas manufacturing process. The review and assessment process began in 1985 with respect to the first site which is owned by the Company, and in 1989 with respect to the second site, which was formerly owned by the Company. With the review and approval of the Massachusetts Department of Environmental Protection ("MDEP"), at the first site, the investigative work is near completion and remedial alternatives are being examined. At the second site, investigative activities are commencing. It is difficult to predict the potential financial impact of the sites until first, the nature and risk is fully characterized and second, the remedial strategies and related technologies are determined. The general philosophy of the Company is one of source removal and/or reduction coupled with risk minimization. Assuming successful implementation, it is anticipated that through 2009 the level of expenditures for the site will range from $2,894 to $8,777. The Company has recorded the lesser amount of the range in accordance with the requirements of SFAS No. 5. Ultimate expenditures cannot be determined until a remedial action plan can be developed and approved by the MDEP.

      The Company's unamortized costs at March 31, 1995 were $1,210 and should be recovered using the formula discussed above.

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

        Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

Results of Operations - Third Quarter Ended March 31, 1995 versus Third
 Quarter Ended March 31, 1994

      Berkshire Gas Company considers Operating Margin (Operating Margin or Gross Profit = Operating Revenues Net of Cost of Gas Sold) to be a more pertinent measure of operating results than operating revenues because income is not significantly affected by changes in revenue due to similar fluctuations in gas costs. The Company is regulated to recover from or return to the customers, any changes in the cost of natural gas.

      Operating Margin decreased $1,728,000 or 14.3% as compared with the quarter ended March 31, 1994. Operating Margin is primarily affected by the change in the level of firm gas sold and transported. Interruptible gas sold and transported has no affect on Operating Margin since those margins are flowed back to the firm customer. The Company's sales are affected by weather as the majority of its firm customers use natural gas for heating. The decrease from 1994 is primarily due to lower volumes of firm gas sold due to 18% warmer weather than 1994, partially offset by higher volumes of gas sold and transported at slightly lower margins from increased firm transportation volumes to industrial customers.

                                            1995            1994

Firm MCF Sold & Transported                   2,470,615       2,833,995
Operating Margin                            $10,397,000     $12,125,000
Average Operating Margin Per Firm MCF             $4.21           $4.28

      Other Operating Expenses decreased $576,000 or 14.5% as compared to the quarter ended March 31, 1994 due to a lower provision for bad debts, decreased gas production due to less demand for gas, maintenance costs due to the warmer weather, and lower employee welfare expense due to fewer medical claims.

      Depreciation Expense increased $134,000 or 8.7% due to an increase in the level of depreciable assets.

      Other Income decreased $135,000 or 19.8% primarily due to lower income from propane operations. Propane is sold primarily as a heating fuel and volumes were lower due to significantly warmer weather, partially offset by a 6% increase in the number of customers.

      Other Taxes increased $64,000 or 9.4% due to higher personal property valuations and rates.

      The decrease in Income Taxes of $521,000 resulted from lower net income.

      Dividends Declared on Common Stock increased $101,000 due to additional shares outstanding. The Company sold 295,000 shares of Common Stock during the second quarter of fiscal 1995.

Results of Operations - Nine Months Ended March 31, 1995 versus Nine Months
 Ended March 31, 1994

      Operating Margin decreased $1,924,000 or 9.4% as compared with the nine months ended March 31, 1994. The decrease from 1994 resulted from 15% warmer weather causing lower volumes of firm gas sold, partially offset by increased volumes and margins on transportation revenues to industrial customers.

                                                1995             1994

Firm MCF Sold & Transported                       4,659,255        5,021,802
Operating Margin                                $18,558,000      $20,482,000
Average Operating Margin Per Firm MCF                 $3.98            $4.08

      Other Operating Expenses decreased $521,000 or 5.5% as compared to the nine months ended March 31, 1994. Reasons for this decrease are the same as those discussed for the quarter ended March 31, 1995.

      Depreciation Expense increased $181,000 or 6.7% due to an increase in the level of depreciable assets.

      Other Income decreased $227,000 or 14%; Other Taxes increased $107,000 or 8.5%; Dividends Declared on Common Stock increased $218,000; and Income Taxes decreased $734,000 all for the same reasons as noted in the three month explanation above.

      Interest Expense increased $139,000 or 5.2% due primarily to gas supplier refunds being returned to the ratepayers through the CGAC, and to a lesser extent, increased borrowing rate.

Results of Operations - Twelve Months Ended March 31, 1995 versus Twelve
 Months Ended March 31, 1994

      Operating Margin decreased $1,558,000 or 6.3% over the twelve months ended March 31, 1995. The decrease from 1994 is primarily due to lower volumes of firm gas sold due to 13.5% warmer weather than 1994, partially offset by increased volumes and margins on transportation revenues to industrial customers.

                                              1995            1994

Firm MCF Sold & Transported                     5,975,641       6,203,653
Operating Margin                              $23,221,000     $24,779,000
Average Operating Margin Per Firm MCF               $3.89           $3.99

      Other Operating Expenses increased $299,000 or 2.5% over the twelve months ended March 31,1994. The increase is primarily due to higher legal expenses of $197,000, increase costs associated with maintaining customer records and collections of $151,000, higher expenses for maintenance of mains and services of $145,000 and higher regulatory costs of $59,000 partially offset by lower provision for bad debts of $201,000 and lower production costs of $199,000 due to less costs associated with restructuring supply contracts brought about by the Federal Energy Regulatory Commission ("FERC") Order 636.

      Depreciation Expense increased $175,000 due to an increase in the level of depreciable assets.

      Other Income increased $284,000 or 15.1% over the twelve months ended March 31, 1994. The increase resulted primarily from the settlement of an insurance claim relating to a line of business that was discontinued in the 1970's in the amount of $403,000 (net of taxes and amounts previously recorded); this was partially offset by lower Propane revenue of $315,000 caused by significantly warmer weather.

      Interest Expense increased $109,000; Other Taxes increased $107,000; Dividends Declared on Common Stock increased $236,000, and Income Taxes decreased $530,000 all for the same reasons as noted in the three month explanation.

Liquidity and Capital Resources - March 31, 1995

      The Company added approximately $6,031,000 to Plant assets during the nine months ended March 31, 1995. These construction expenditures primarily represent investments in new and replacement mains and services.

      The Company initially finances construction expenditures and other funding needs primarily with short-term bank borrowings, and to a lesser extent with the reinvestment of dividends. The Company continually evaluates its short-term borrowing position and based on prevailing interest rates, market conditions, etc., makes determinations regarding conversion of short-term borrowings to long-term debt or equity. As part of this strategy, the Company sold 295,000 shares of Common Stock during the second quarter of fiscal 1995, netting proceeds of $4,212,600 to repay short-term obligations.

      Funds for environmental clean-up costs are initially financed through short-term borrowings and all such costs will be recovered over a seven year period under a ruling issued by the MDPU.

      The capital structure of the Company at March 31, 1995 was 41.7% Common Equity, 12.5% Preferred Stock and 45.8% Long-Term Debt.

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      Not Applicable

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8 - K

      None


                                 SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  THE BERKSHIRE GAS COMPANY
                                  Registrant


                                  /s/ CHERYL M. CLARK
                                  Cheryl M. Clark
                                  Corporate Clerk


                            				  /s/ MICHAEL J. MARRONE
                                  Michael J. Marrone
                                  Vice President, Treasurer & Chief
                                  Financial Officer

Dated: May 12, 1995