Form 10-K
period 1995-06-30
BERKSHIRE GAS CO /MA/
filed 1995-09-27
CIK 317406

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                  FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended June 30, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(No fee required)
For the transition period from                     to                        .


        Commission File Number                         0-1857-3


                          The Berkshire Gas Company
           (Exact Name of Registrant as Specified in Its Charter)


            Massachusetts                             04-1731220
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
     Incorporation or Organization)


   115 Cheshire Road, Pittsfield, MA                  01201-1879
(Address of Principal Executive Offices)              (Zip Code)


                               (413) 442-1511
            (Registrant's Telephone Number, Including Area Code)


          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
          Title of Each Class                    on Which Registered


          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, Par Value $2.50 Per Share
                              (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   [X]                No    [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.       [ ]

      Aggregate market value of shares of Common Stock, $2.50 par value of the Registrant held by non-affiliates as of July 31, 1995 was $33,020,921. Total shares of common stock of the Registrant outstanding as of July 31, 1995 were 2,112,233.

Documents Incorporated by Reference:

1. The Berkshire Gas Company's Annual Report to Shareholders for the fiscal year ended June 30, 1995 (Items 5, 6, 7, and 8 of Part II).

2.   The Berkshire Gas Company's definitive Proxy Statement, dated
     October 10, 1995, filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (Items 10, 11, 12 and 13 of Part III).



                          THE BERKSHIRE GAS COMPANY

                              Table of Contents

                                   PART I
                                   ------

                                                           Item      Page
                                                           Number    Number
                                                           ------    ------

Business                                                    1         3
Properties                                                  2        13
Legal Proceedings                                           3        13
Submission of Matters to a Vote of Security Holders         4        14
Additional Items                                            -        14
  (Executive Officers of the Registrant


                                   PART II
                                   -------

Market For Registrant's Common Equity and Related
 Stockholder Matters                                        5        15
Selected Financial Data                                     6        15
Management's Discussion and Analysis of Financial
 Condition and Results of Operations                        7        15
Financial Statements and Supplementary Data                 8        15
Changes in and Disagreements with Accountants on
 Accounting and Financial Disclosure                        9        15


                                  PART III
                                  --------

Directors and Executive Officers of the Registrant         10        16
Executive Compensation                                     11        16
Security Ownership of Certain Beneficial Owners and
 Management                                                12        16
Certain Relationships and Related Transactions             13        16


                                   PART IV
                                   -------

Exhibits, Financial Statement Schedules, and
 Reports on Form 8-K                                       14        16



                          THE BERKSHIRE GAS COMPANY

                                   PART 1
                                   ------

Item 1. Business
- ----------------

                                   General

      The Berkshire Gas Company ("the Company") was incorporated in the Commonwealth of Massachusetts in 1853 and is a publicly-held utility engaged in the distribution and sale of natural gas for residential, commercial and industrial use. The Company also has an appliance rental division that sells and leases gas burning equipment. Through its Berkshire Propane division, the Company markets liquefied petroleum gas.


                              Territory Served

      The Company's utility service territory includes 19 communities in the western portion of the Commonwealth of Massachusetts, including the cities of Pittsfield and North Adams, the towns of Adams, Amherst, Great Barrington, Greenfield and Williamstown, and twelve smaller municipalities. The population of the area served is estimated at 190,000 and is primarily residential in character, but the territory also includes industrial, agricultural, educational, cultural and resort facilities. The Company also markets propane throughout the western portion of Massachusetts and eastern New York state. The Company serves approximately 32,000 natural gas and 5,000 propane customers.


                                  Customers

      The largest group of natural gas customers is the residential class. During the fiscal years ended June 30, 1995, 1994 and 1993, residential consumers accounted for approximately 53%, 54% and 54%; commercial and industrial consumers accounted for 44%, 44% and 46%; and transportation consumers accounted for approximately 3%, 2% and 0% of operating revenues respectively. This business is not dependent upon one or even a few customers, so the loss of any one customer or limited number of customers would have no material adverse effect on the business.

      The number of natural gas customers increased 1.5% in 1995 over 1994, from 31,445 to 31,925 primarily in the residential heating class as a result of increased marketing efforts. Total Mcf sold and transported increased from 7,362,210 Mcf in 1994 to 7,392,382 in 1995, primarily attributable to increased transportation and interruptible volumes, and increased customer meters, offset by lower residential and commercial and industrial volumes due to warmer weather during the heating season. In 1995, Mcf sales increased 10.1% over 1993 due to the same factors as noted above. Total natural gas customers by classification at June 30 in each of the previous five years were:

                               1995     1994     1993     1992     1991
                               ----     ----     ----     ----     ----

Residential                    27,894   27,524   27,199   26,734   26,812
Commercial & Industrial         4,031    3,921    3,854    3,773    3,829


                                 Competition

      Implementation of the Federal Energy Regulatory Commission's ("FERC") Order 636 has increased the potential for competition in gas procurement, supply and sale. FERC's actions have sought to encourage competition and natural gas market efficiency through deregulation and "unbundling of services" at the interstate pipeline level. This unbundling has changed the historical relationships, whereby producers sold to pipelines, pipelines sold to local distribution companies ("LDCs") such as Berkshire Gas and LDCs sold to end-users. Now LDCs or end-users may utilize pipeline services not only for purchases but also for the transportation of gas purchased from third parties.

      While historically the Company has been subject to competition from electricity, oil, propane, coal and other fuels for heating, water heating, cooking, air conditioning and industrial applications, the regulatory changes have created the potential for competition among existing and new suppliers or brokers of natural gas. As a result, opportunities may arise for others to sell natural gas or provide brokerage service to end-users to whom the Company might otherwise make sales or provide brokerage service. Large volume end-users are most likely to be the primary target for third parties seeking to make such sales. If third parties do, in fact, provide a substantial volume of sales or brokerage service to end-users located within the Company's service territory, and the Company does not increase its sales to other end-users, then the Company would have a smaller sales base across which it can allocate fixed costs. That in turn could necessitate further requests for rate relief, thereby affecting the Company's competitive posture. At the current time, however, no such third party sales are occurring in the Company's service territory. Similar opportunities may exist for the Company to broker gas to new or existing customers, whether or not they are located within the Company's service territory.


                            Rates and Regulations

      The Company is subject to the regulatory authority of the Massachusetts Department of Public Utilities ("MDPU") with respect to various matters, including rates, financing, certain gas supply contracts, demand-side management programs and planning and safety matters.

      The principal rate classifications are residential, and commercial and industrial. The Company also offers five Quasi-Firm transportation rates for large end-users as well as interruptible sales and transportation service. The Company's rate structure is based on the cost of providing service to each customer class. In March 1993, the MDPU authorized the Company to increase rates for sales of gas effective April 1993. The amount of the increase on an annualized basis was $1,252,000. In December 1993, the MDPU authorized the Company to increase rates for sales of gas effective January 1, 1994. The amount of the increase on an annualized basis was $124,000. This increase was due to recalculations of the original rate increase granted in March 1993.

      The Company's residential rates are designed separately for heating and non-heating purposes. Additionally, for the Company, like most other utility companies in Massachusetts, subsidized rates are available to residential customers who receive Supplemental Security Income from the Social Security Administration, Aid for Dependent Children, Emergency Assistance for the Elderly, Disabled, and Children (formerly General Relief), Fuel Assistance, Refugee Resettlement, Medicaid, and/or Veteran's Benefits. These customers receive a 20% discount from the standard residential rates. The commercial and industrial rates are based on load factor; that is, the cost is based on how much gas is consumed and when it is consumed. Those customers who use more than 30% of their annual usage in the summer are considered high load factor; those using less than 30% of their annual usage during the summer season are considered low load factor. There are seven classifications of load factor rates as follows: small, medium, large, and extra-large high load factor; and small, medium, and large low load factor.

      The current firm rate structure is based on seasonal rates, whereby base rates are higher in the winter (November through April) and lower in the summer (May through October). In addition to the base rates, the Company has a seasonal Cost of Gas Adjustment Clause ("CGAC") rate schedule, pursuant to which the Company recovers (primarily variable) gas costs. Charges under the CGAC rate schedule are added to the base rates and are designed to recover higher gas costs in the winter and refund lower gas costs in the summer.

      The Company also provides several non-firm and special rates to meet the varying needs of large customers. Interruptible Sales Service is available for large interruptible end-users for the sale and delivery of interruptible gas supplies while Interruptible Transportation Service is available for large interruptible end-users for only the delivery of gas supplies through the Company's distribution system. Five Quasi-Firm Transportation Rates are available for large end-users and provide firm transportation and optional standby service for less than twelve months. Additionally, a Load Management Rate is available for nonresidential customers who agree to reduce demand to a predetermined minimum level on peak days. Finally, the Company makes sales to primarily larger customers under special contracts that reflect charges, levels, and terms of service different from those under generally available tariffs. Often arrangements of this nature are made to meet competitive challenges. Such contracts must be approved by the MDPU on an individual case basis.

      The Company is also subject to standards prescribed by the Secretary of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to the design, installation, testing, construction and maintenance of pipeline facilities. The enforcement of these standards has been delegated to the MDPU, which has taken an active role in such enforcement, including the application of civil penalties and the requirement of remedial programs.

      The regulation of prices, terms and conditions of interstate pipeline sales of natural gas is subject to the jurisdiction of FERC. The Company is not under direct jurisdiction of FERC, but monitors, and periodically participates in, proceedings before FERC which involve the Company's pipeline gas suppliers/transporters, the Company's operations, and other matters pertinent to the Company's business. (See also "Competition".)


                            Environmental Matters

      Federal, state and local laws and regulations establishing standards and requirements for protection of the environment have increased in number and scope in recent years. The Company cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effect.

      During fiscal 1990, the MDPU issued a generic ruling on cost recovery for environmental cleanup costs with respect to former gas manufacturing sites. Under the ruling, the Company will recover, excluding carrying costs, the prudently incurred annual cleanup costs over a seven-year period through the CGAC. This ruling also provides for the sharing of any proceeds received from insurance carriers equally between the Company and its ratepayers, and establishes maximum amounts that can be recovered from customers during any one year.

      During the fiscal year ended June 30, 1995, the Company continued the analysis and field review of two parcels of real estate formerly used for gas manufacturing operations, which had been found to contain coal tar deposits and other substances associated with by-products of the gas manufacturing process. The review and assessment process began in 1985 with respect to the first site, which is owned by the Company, and in 1989 with respect to the second site which was formerly owned by the Company. With the review and approval by the Massachusetts Department of Environmental Protection ("MDEP"), at the first site, the investigative work is near completion and remedial alternatives are being examined. At the second site, investigative activities are proceeding. It is difficult to predict the potential financial impact of a site until first, the nature and risk is fully characterized, and second, the remedial strategies and related technologies are determined. The general philosophy of the Company is one of source removal and/or reduction coupled with risk minimization. Assuming successful implementation, it is anticipated that, through 2010, the level of expenditure for the sites will range from $2,894,000 to $8,777,000. The anticipated level of expenditures has remained the same in 1995 from 1994 and been reduced from 1993 estimates resulting from the Company's analysis and review of the sites and the commencement of clean-up activities at the first site. The Company has recorded the most likely amount of $2,894,000 in accordance with the requirements of SFAS No. 5. Ultimate expenditures cannot be determined until a remedial action plan can be developed and approved by MDEP. The Company's unamortized costs at June 30, 1995 were $1,046,000 and should be recovered using the formula discussed above.


                                 Seasonality

      The Company's business has a distinct seasonal quality because a large percentage of its sendout serves residential and commercial heating loads. Gas operating revenues reflect the seasonal nature of the business. Such revenues are affected by temperature variations between the heating and non-heating seasons and by seasonal pricing differentials embodied in the Company's effective schedule of rates and charges for gas services. (See also "RATES AND REGULATIONS").


                             Employee Relations

      The Company has 160 employees, approximately 58% of whom are represented by the United Steelworkers of America, AFL, CIO, CLC, under a contract which remains in effect until March 31, 1996. Relations with employees are generally satisfactory.


                                 Gas Supply

      In 1992, the FERC issued a series of Orders: Order 636, Order 636-A, and Order 636-B (together "Order 636"), which restructured interstate natural gas pipeline services. Order 636 was intended to complete the restructuring of the natural gas pipeline industry that FERC and Congress began in prior years with respect to natural gas pricing and open access to transportation on interstate pipelines. The long-term objective of Order 636 was to promote fair competition among suppliers of gas, thus giving customers an adequate and reliable supply of clean and abundant natural gas at the lowest reasonable price.

      Order 636 required that interstate pipeline companies unbundle (i.e., separate) their sales, transportation and storage services and provide all transportation services on a basis that was equal in quality for gas supplies whether purchased from the pipeline or from any gas supplier. Consequently, LDCs, such as the Company, that previously had purchased the majority of their firm gas supplies through the interstate pipelines' bundled contract demand service had to arrange their own portfolio of supply, transportation and storage contracts (i.e., they had to "convert" their prior purchases from interstate pipelines to direct purchases from producers or marketers). This constituted a major change to the manner in which the Company obtained gas supplies and the sources from which it obtained those supplies.

      During fiscal 1994, the Company completed its conversion of firm supply contracts from its former interstate pipeline supplier, Tennessee Gas Pipeline Company ("Tennessee"), to third party suppliers as mandated by Order 636. This followed the initial conversion of 30% of the Company's former pipeline supplies to third party suppliers during fiscal 1993 under Tennessee's transitional restructuring settlement (called "Cosmic Settlement").

      Order 636's restructuring mandate issued April 8, 1992, was implemented by Tennessee Gas Pipeline Company on September 1, 1993. Subsequently, the Company completed the conversion of the remaining 70% of its firm gas supplies from Tennessee Gas Pipeline to two third-party suppliers. The two suppliers were Natural Gas Clearing House ("NGC") and Tenngasco Corporation ("TC"). The daily volumes contracted were 4,920 Mcf with NGC for a term of 9 years and 7,599 Mcf with TC for a term of six years. On March 14, 1994, the Company received approval from the MDPU for its final two conversion contracts. With this final approval, the Company's portfolio of firm natural gas contracts consisted of Aquila Energy Marketing (2,683 Mcf); Boundary Gas (1,050 Mcf); NGC "Cosmic" (2,682 Mcf); NGC "636" (4,920 Mcf); TC (7,599 Mcf).

      The Company's purchases of natural gas under contracts lasting more than one year are subject to the approval of the MDPU. This is a change from the procedures applicable prior to FERC Order 636, where supplies were previously approved by FERC as part of the "bundled" sales service provided by Tennessee.

      Ultimately, the Company's customers should benefit over the long-term from the restructuring undertaken the past two years under the "Cosmic Settlement" and Order 636. However, during the near term, the Company is subject to the pass-through of additional transition costs associated with the industry restructuring that Tennessee is and will be incurring.

      Under the terms of a fuel purchase agreement executed with Altresco, Inc. on December 11, 1992, the Company is entitled to receive gas peaking service of up to 7,310 Mcf per day during the Winter Period of November 1 through March 31 of each year (not to exceed 307,018 Mcf for each Winter Period) and back-up gas supplies of up to 30,702 Mcf per day in the event of proration or curtailment of firm gas supplies (including propane).

      In addition, on December 21, 1994, the Company executed two contracts with Distrigas of Massachusetts Corporation ("DOMAC") which entitled the Company to receive up to 5,263 Mcf per day of peaking gas.

      The Company estimates that its supply of natural gas and supplemental sources under contract are adequate to meet the anticipated needs of the Company's customers for the foreseeable future. The annual sources of supply are as follows: firm long-haul pipeline natural gas, including storage gas, 9,913,803 Mcf; natural gas peaking (Altresco), 307,000 Mcf; ("DOMAC") 1,067,251 MCF; and Liquefied Petroleum Gas, 13,800 (daily capability) Mcf. Several factors may affect the acquisition of additional supplies by the Company. Additional pipeline supplies designated as "best efforts" or "interruptible" are available from time to time, but are subject to daily curtailment at the suppliers'/transporters' discretion.

      Although availability to the Company of Liquefied Petroluem Gas ("LPG") and Liquid Natural Gas ("LNG") supplies is subject to various contingencies including transportation problems, suppliers' operational difficulties and extraordinary weather conditions, the Company has not faced any supply acquisition and/or delivery problems since December, 1989. At that date, despite extreme weather, the Company was able to maintain service to all firm customers. The acquisition of additional gas supplies and the ability to deliver to customers under design conditions experienced during the 93-94 winter attests to the reliability and integrity of the Company's supply portfolio and distribution system.

      The Company has five LPG gas plants and one temporary portable LNG vaporizing unit which are utilized on peak days to supplement the pipeline natural gas supply. By supplementing its natural gas supply with LPG, the Company is able to meet its customers' requirements during peak periods. The Company's pipeline deliveries combined with LPG facilities' storage capacity yield a maximum daily sendout of approximately 54,900 Mcf. Actual maximum daily sendout during the 94-95 heating season was 45,760 Mcf, which occurred on February 6, 1995 with an average temperature of -3 degrees Fahrenheit.

      On August 1, 1991, Tennessee filed, in FERC Docket No. RP 91-203, a request for a general increase of its rates by approximately $343 million. The rate tariff sheets with some modifications were placed in effect subject to refund on February 1, 1992. Several rate conferences between Tennessee, its customers and the FERC staff were held in an attempt to settle various cost of service and rate design issues. A Stipulation and Agreement (the "Agreement") was subsequently filed by Tennessee on June 2, 1993 and was approved by the FERC on April 5, 1994. Pursuant to the terms of the Agreement, Berkshire received refunds (including interest) from Tennessee of $2,076,000 on June 3, 1994 and $1,838,700 on February 16, 1995. All such refunds were returned to the Company's customers through the Company's CGAC and effectively reduced the cost of gas to the customers.

      On December 29, 1994, Tennessee filed with the FERC a general rate increase (Docket RP 95-112) seeking $181 million in jurisdictional revenues. On January 25, 1995, the FERC issued an order which accepted Tennessee's rate filing, suspended it for five months, and established hearing and technical conference procedures to address various rate and operational tariff issues.

      Subsequently, numerous rate settlements conferences were held by Tennessee with its customers and the FERC staff. On June 2, 1995, Tennessee presented an offer of settlement which was not supported by the majority of its customers. On June 30, 1995, Tennessee filed a motion to place its proposed tariff rates with some modifications into effect. Unless a settlement between Tennessee and its customers is reached, formal rate hearings will begin at FERC in March, 1996.

      During the fiscal year ended June 30, 1995, the Company purchased an aggregate of 5,949,176 Mcf of interstate pipeline natural gas at an average cost of $3.2820 per Mcf. The average cost in each of the four preceding years ended June 30 was: 1994 - $3.9725; 1993 - $3.9881; 1992 - $3.6421;
and 1991 - $3.5887. The composition of gas supply for customer requirements during the fiscal year ended June 30, 1995 was: 99.9% natural gas and .1% LNG and LPG.


Item 2. Properties
- ------------------

      The Company has approximately 654 miles of distribution mains, the major portion of which are constructed of coated steel, plastic or cast iron. Berkshire owns and operates five auxiliary liquefied petroleum gas plants for supplementing its supply of natural gas. (See "Business - Gas Supply"). The Company has five terminal stations receiving gas from Tennessee.

      All the principal properties of the Company are owned in fee, subject to the lien of the mortgage securing the Company's First Mortgage Bonds, and are also subject to covenants, restrictions, easements, leases, rights-of-way and other similar minor encumbrances or defects common to properties of comparable size and character; none of which in the opinion of the Company's management materially interferes with the Company's use of its properties in order to conduct its business. The Company's gas mains are primarily located under public highways and streets. Where they are under private property, the Company has obtained easements or rights-of-way from the record holders of title. These easements and rights are deemed by the Company to be adequate for the purposes for which they are being used.


Item 3. Legal Proceedings
- -------------------------

      With reference to the matters discussed above in Item I "Environmental Matters", the Company notified its present and former insurance carriers that it has incurred and will incur further costs associated with the previously-referenced coal tar deposits, for which it will seek coverage under applicable insurance policies. No litigation has yet commenced and it is not possible to determine the extent to which recovery of costs will ultimately be obtained from such insurance carriers.

      Claims against the Company have been asserted by a general contractor involved in the construction of a transportation pipeline for which the Company served as developer. Although the Company cannot predict the ultimate outcome of the claims, which the Company believes are without merit, it intends to contest the claims vigorously and believes that the outcome will not have a material adverse impact on the overall financial position of the Company.


Item 4. Submission of Matters To A Vote Of Security Holders
- -----------------------------------------------------------

      None.


Item 4. Additional Items
- ------------------------

Additional Items
- ----------------

Executive Officers of the Registrant

      The table set forth below shows the names, titles and ages of all executive officers of the Registrant as of June 30, 1995. There is no family relationship among officers of the Registrant. There is no arrangement between any of the officers and any other person(s) pursuant to which such officer was or is to be elected as an officer.

                                                 Served in This
Name              Title                          Capacity Since       Age
- ----              -----                          --------------       ---

S.S. Robinson     President and Chief            10-28-87             55
                  Executive Officer

M.J. Marrone      Vice President, Treasurer      10-28-87             53
                  and Chief Financial Officer

L.H. Hotman       Vice President of Supply,      10-16-91             52
                  Rates and Planning

The executive officers are elected annually.

      Listed below is a brief account of the business of each of the above executive officers during the past five years.


Name              Capacity in Which Served During Past Five Years
- ----              -----------------------------------------------

S.S. Robinson     President and Chief Executive Officer

M.J. Marrone      Vice President, Treasurer and Chief Financial Officer

L.H. Hotman       Vice President of Supply, Rates & Planning; Vice
                  President of Supply, Rates & Marketing; Director of
                  Planning.


                                   PART II
                                   -------


Item 5. Market For Registrant's Common Equity and Related Stockholder Matters
- -----------------------------------------------------------------------------

      The number of registered common shareholders of record of the Registrant's Common stock as of the close of business on July 31, 1995 was 1,874. The other information required is contained in The Berkshire Gas Company's Annual Report to Shareholders for the fiscal year ended June 30, 1995 ("Registrant's Annual Report") on page 27, under the heading "Quarterly Financial Information". This information is hereby incorporated by reference in this report.


Item 6. Selected Financial Data
- -------------------------------

      The information required is contained in Registrant's Annual Report on pages 10 - 11, under the heading "10-Year Comparative Summary of Operations and Statistics". This information is hereby incorporated by reference in this report.


Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
        Results of Operations
        ---------------------

      The information required is contained in Registrant's Annual Report on pages 12 - 14, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". This information is hereby incorporated by reference in this report.


Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

      The information required is contained in Registrant's Annual Report on pages 15 - 27, in the financial statements of The Berkshire Gas Company for the years ended June 30, 1995, 1994 and 1993 together with the related notes, under the heading "Independent Auditors' Report", and under the heading "Quarterly Financial Information". This information is hereby incorporated by reference in this report.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.



                                  PART III
                                  --------


Items 10, 11, 12 and 13
- -----------------------

      The information required regarding the Executive Officers of the Registrant is included in Part I under "Additional Items". Certain other information called for by Items 10, 11, 12 and 13 has been omitted from this report pursuant to General Instruction G(3), and is incorporated herein by reference to the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company's last fiscal year.


                                   PART IV
                                   -------


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
- ------------------------------------------------------------------------

(a)   1. Financial Statements
         --------------------

      The following financial statements and related notes are contained in the Registrant's Annual Report for the fiscal year ended June 30, 1995 and are incorporated herein by reference.

      Report of Independent Auditors.

      Statements of Income and Retained Earnings for the years ended June 30, 1995, 1994 and 1993.

      Balance Sheets, June 30, 1995, 1994 and 1993.

      Statements of Common Shareholders' Equity and Redeemable Cumulative Preferred Stock, June 30, 1995, 1994 and 1993.

      Statements of Cash Flows for the years ended June 30, 1995, 1994 and
      1993.

      Notes to Financial Statements.

      Selected Quarterly Financial Data (unaudited) for the years ended June 30, 1995, 1994 and 1993.


Financial Statement Schedules
- -----------------------------

            The information called for by this item appears under the caption "Financial Statement Schedules and Exhibits Filed with Annual Report on Form 10-K" (page 1 hereof). Such information is incorporated by reference herein.


      3. Exhibits
      -----------

            The information called for by this item appears under the caption "Financial Statement Schedules and Exhibits Filed with Annual Report on Form 10-K" (page 1 hereof). Such information is incorporated by reference herein.

(b)   Reports on Form 8-K
      -------------------

      None.



                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 29, 1995           By:  /s/ SCOTT S. ROBINSON
                                     Scott S. Robinson, President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities on the dates indicated.

Signatures                       Capacity                 Date
- ----------                       --------                 ----

/s/ J.T. KELLEY                  Director                 August 29, 1995
J.T. Kelley
Chairman of the Board

/s/ SCOTT S. ROBINSON           Principal Executive       August 29, 1995
Scott S. Robinson               Officer; Director
President and Chief
Executive Officer

/s/ MICHAEL J. MARRONE          Principal Financial       August 29, 1995
Michael J. Marrone              & Accounting Officer
Vice President, Treasurer
and Chief Financial Officer

/s/ GEORGE R. BALDWIN           Director                  August 29, 1995
George R. Baldwin

/s/ JOHN W. BOND                Director                  August 29, 1995
John W. Bond

/s/ PAUL L. GIOIA               Director                  August 29, 1995
Paul L. Gioia

/s/ WILLIAM S. GOEDECKE         Director                  August 29, 1995
William S. Goedecke

/s/ FRANKLIN M. HUNDLEY         Director                  August 29, 1995
Franklin M. Hundley

/s/ ROBERT B. TRASK             Director                  August 29, 1995
Robert B. Trask



                          THE BERKSHIRE GAS COMPANY


                        FINANCIAL STATEMENT SCHEDULES

                                     and

                                  EXHIBITS

                                 Filed With

                         ANNUAL REPORT ON FORM 10-K



                                EXHIBIT INDEX

      Certain of the following exhibits are filed herewith or will be filed herewith by amendment. Certain other of the following exhibits have heretofore been filed with the Commission and pursuant to Rule 411 are incorporated herein by reference.



Exhibit
Number**                        Description
- --------                        -----------


 4(a) First Mortgage Indenture and Deed of Trust, dated as of July 1, 1954, between Pittsfield Coal Gas Company (now The Berkshire Gas Company) and Chemical Corn Exchange Bank (now Chemical Bank), Trustee. Filed as Exhibit 4(c) to the Company's Registration Statement on Form S-1,
        Registration Statement No. 2-19808, and incorporated herein by reference.

 4(b)   First Supplemental Indenture, dated as of June 1, 1956, between the
        Company and Chemical Corn Exchange Bank (now Chemical Bank),
        Trustee. Filed as Exhibit 4(d) to the Company's Registration
        Statement on Form S-1, Registration Statement No. 2-19808, and incorporated herein by reference.

 4(c) Second Supplemental Indenture, dated as of October 1, 1957, between the Company and Chemical Corn Exchange Bank (now Chemical Bank),
        Trustee. Filed as Exhibit 4(e) to the Company's Registration
        Statement on Form S-2, Registration Statement No. 2-19808, and incorporated herein by reference.

 4(d) Third Supplemental Indenture, dated as of October 1, 1958, between the Company and Chemical Corn Exchange Bank (now Chemical Bank),
        Trustee. Filed as Exhibit 4(f) to the Company's Registration
        Statement on Form S-1, Registration Statement No. 2-19808, and incorporated herein by reference.

 4(e) Fourth Supplemental Indenture, dated as of August 1, 1960, between the Company and Chemical Bank New York Trust Company (now Chemical
        Bank), Trustee. Filed as Exhibit 4(e) to the Company's Registration
        Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

 4(f)   Fifth Supplemental Indenture, dated as of June 1, 1962, between the
        Company and Chemical Bank New York Trust Company (now Chemical
        Bank), Trustee. Filed as Exhibit 4(f) to the Company's Registration
        Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

 4(g) Sixth Supplemental Indenture, dated as of February 1, 1965, between the Company and Chemical Bank New York Trust Company (now Chemical
        Bank), Trustee. Filed as Exhibit 4(g) to the Company's Registration
        Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

 4(h) Seventh Supplemental Indenture, dated as of October 1, 1965, between the Company and Chemical Bank New York Trust Company (now Chemical
        Bank), Trustee. Filed as Exhibit 4(h) to the Company's Registration
        Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

 4(i) Eighth Supplemental Indenture, dated as of September 1, 1967, between the Company and Chemical Bank New York Trust Company (now Chemical
        Bank), Trustee. Filed as Exhibit 4(i) to the Company's Registration
        Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

 4(j)   Ninth Supplemental Indenture, dated as of April 1, 1969, between the
        Company and Chemical Bank, Trustee. Filed as Exhibit 4(j) to the
        Company's Registration Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

 4(k)   Tenth Supplemental Indenture, dated as of March 1, 1972, between the
        Company and Chemical Bank, Trustee. Filed as Exhibit 4(k) to the
        Company's Registration Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

 4(l) Eleventh Supplemental Indenture, dated as of April 15, 1975, between the Company and Chemical Bank, Trustee. Filed as Exhibit 4(l) the
        Company's Registration Statement on Form S-2, File No. 33-1492, and incorporated herein by reference.

 4(m) Twelfth Supplemental Indenture, dated as of November 27, 1978, between the Company and Chemical Bank, Trustee. Filed as Exhibit
        4(m) to the Company's Registration Statement on Form S-2, File No.
        33-1492, and incorporated herein by reference.

 4(n) Thirteenth Supplemental Indenture, dated as of October 15, 1981, between the Company and Chemical Bank, Trustee. Filed as Exhibit
        4(n) to the Company's Registration Statement on Form S-2, File
        No. 33-1492, and incorporated herein by reference.

 4(o) Fourteenth Supplemental Indenture, dated as of August 19, 1983, between the Company and Chemical Bank, Trustee. Filed as Exhibit
        4(o) to the Company's Registration Statement on Form S-2, File No.
        33-1492, and incorporated herein by reference.

 4(p) Fifteenth Supplemental Indenture, dated as of August 19, 1985, between the Company and Chemical Bank, Trustee. Filed as Exhibit
        4(p) to the Company's Registration Statement on Form S-2,
        Registration No. 33-1492, and incorporated herein by reference.

 4(q) Sixteenth Supplemental Indenture, dated as of January 1, 1988, between the Company and Chemical Bank, Trustee. Filed as Exhibit
        4(q) to the Company's Registration Statement on Form S-3,
        Registration No. 33-27785, and incorporated herein by reference.

 4(r) Seventeenth Supplemental Indenture, dated as of February 1, 1989, between the Company and Chemical Bank, Trustee. Filed as Exhibit
        4(r) to the Company's Registration Statement on Form S-3,
        Registration Statement No. 33-27785, and incorporated herein by reference.

 4(s) Eighteenth Supplemental Indenture, dated as of September 1, 1991, between the Company and Chemical Bank, Trustee. Filed as Exhibit
        4(x) to the Company's Registration Statement on Form S-3,
        Registration Statement No. 33-64302, and incorporated herein by reference.

 4(t) Nineteenth Supplemental Indenture, dated as of September 1, 1992, between the Company and Chemical Bank, Trustee. Filed as Exhibit
        4(z) to the Company's Registration Statement on Form S-3,
        Registration Statement No. 33-64302, and incorporated herein by reference.

 4(u)   Debenture Indenture, dated as of November 1, 1986, between the
        Company and Centerre Trust Company of St. Louis (now Boatmen's Trust
        Company), as Trustee. Filed as Exhibit 4(q) to the Company's
        Registration Statement on Form S-2, Registration Statement
        No. 33-9509, and incorporated herein by reference.

 4(v) Senior Note Agreement, dated as of July 1, 1990, between the Company and Allstate Life Insurance Company. Filed as Exhibit 4(w) to the
        Company's Registration Statement on Form S-3, Registration Statement
        No. 33-64302, and incorporated herein by reference.

 4(w)   Charter of the Company. Filed as Exhibit 3(a) to the Company's
        Form 8, amending the Company's Form 10-Q for the fiscal quarter ended September 30, 1984, File No. 0-1857-3, and incorporated herein by reference.

 4(x)   Amendment to the Company's Charter, dated October 30, 1985. Filed as
        Exhibit 3(b) to the Company's Registration Statement on Form S-2,
        Registration Statement No. 33-1492, and incorporated herein by reference.

 4(y)   Amendment to the Company's Charter, dated July 14, 1986. Filed as
        Exhibit 3(a) to the Company's Form 10-K for the fiscal year ended
        June 30, 1986, File No. 0-1857-3, and incorporated herein by reference.

 4(z)   Amendment to the Company's Charter, dated October 28, 1986. Filed as
        Exhibit 4(v) to the Company's Registration Statement on Form S-3,
        Registration Statement No. 33-27785, and incorporated herein by reference.

 4(aa)  Amendment to the Company's Charter, dated June 15, 1992. Filed as
        Exhibit 4(y) to the Company's Registration Statement on Form S-3,
        Registration Statement No. 33-64302, and incorporated herein by reference.

 4(bb)  Amendment to the Company's Charter, dated July 29, 1994. Filed as
        Exhibit 4(bb) on the Company Registration Statement on Form S-2,
        Registration Statement No. 33-838 28, and is incorporated herein by reference thereto.

10(a) Employment Contract between the Company and Scott S. Robinson. Filed as Exhibit 10(f) to the Company's Form 10-K for the fiscal year ended June 30, 1985, File No. 01857-3, and incorporated herein by reference.

10(b) Contract for the operation and maintenance of a cogeneration pipeline between the Company and Altresco Financial, Inc., dated
        December 11, 1992. Filed as Exhibit 10(n) to the Company's Form 10-K for the fiscal year ended June 30, 1993, File No. 0-18573, and incorporated herein by reference.

10(c) Year-to-year contract for the purchase of propane gas between the Company and Enron Gas Liquids, dated June 1, 1993. Filed as Exhibit
        10(c) on the Company Registration Statement on Form S-2,
        Registration Statement No. 33-83828, and is incorporated herein by reference thereto.

10(d) Contract for the transportation of natural gas under IT rate schedule between the Company and Tennessee Gas Pipeline Company, contract number 103250-8, dated September 1, 1993. Filed as Exhibit
        10(d) on the Company Registration Statement on Form S-2,
        Registration Statement No. 33-83828, and is incorporated herein by reference thereto.

10(e) Contract for the transportation of natural gas under FT-A rate schedule between the Company and Tennessee Gas Pipeline Company, contract number 2030, dated September 1, 1993. Filed as Exhibit
        10(e) on the Company Registration Statement on Form S-2,
        Registration Statement No. 33-83828, and is incorporated herein by reference thereto.

10(f) Contract for the transportation of natural gas under FT-A rate schedule between the Company and Tennessee Gas Pipeline Company, contract number 2064, dated September 1, 1993. Filed as Exhibit
        10(f) on the CompanyRegistration Statement on Form S-2, Registration
        Statement No. 33-83828, and is incorporated herein by reference thereto.

10(g) Contract for the transportation of natural gas under FT-A rate schedule between the Company and Tennessee Gas Pipeline Company, contract number 779, dated September 1, 1993. Filed as Exhibit 10(g) on the Company Registration Statement on Form S-2, Registration
        Statement No. 33-83828, and is incorporated herein by reference thereto.

10(h) Contract for the transportation of natural gas under CGT-NE rate schedule between the Company and Tennessee Gas Pipeline Company, contract number 2063, dated September 1, 1993. Filed as Exhibit
        10(h) on the Company Registration Statement on Form S-2,
        Registration Statement No. 33-83828, and is incorporated herein by reference thereto.

10(i) Contract for the purchase of natural gas between the Company and Tenngasco Corporation, dated September 14, 1993. Filed as Exhibit
        10(i) on the Company Registration Statement on Form S-2,
        Registration Statement No. 33-83828, and is incorporated herein by reference thereto.

10(j) Contract for the purchase of natural gas between the Company and Natural Gas Clearinghouse, dated as of November 1, 1993. Filed as
        Exhibit 10(j) on the Company Registration Statement on Form S-2,
        Registration Statement No. 33-83828, and is incorporated herein by reference thereto.

10(k)   Gas Storage Agreement between the Company and Tennessee Gas Pipeline
        Company, dated as of September 1, 1993. Filed as Exhibit 10(k) on the Company Registration Statement on Form S-2, Registration
        Statement No. 33-838 28, and is incorporated herein by reference thereto.

10(l)   Company Corporate Incentive Compensation Plan ("ICP"). Filed as
        Exhibit 10(l) on the Company Registration Statement on Form S-2,
        Registration Statement No. 33-838 28, and is incorporated herein by reference thereto.

10(m)   Severance Agreement, dated September 28, 1993, by and between the
        Company and Donald Atwater. Filed as Exhibit 10(m) on the Company
        Registration Statement on Form S-2, Registration Statement No.
        33-83828, and is incorporated herein by reference thereto.

10(n)   Severance Agreement, dated September 28, 1993, by and between the
        Company and Robert M. Allessio. Filed as Exhibit 10(n) on the
        Company Registration Statement on Form S-2, Registration Statement
        No. 33-83828, and is incorporated herein by reference thereto.

10(o)   Severance Agreement, dated October 15, 1993, by and between the
        Company and Michael J. Marrone. Filed as Exhibit 10(o) on the
        Company Registration Statement on Form S-2, Registration Statement
        No. 33-83828, and is incorporated herein by reference thereto.

10(p)   Severance Agreement, dated October 15, 1993, by and between the
        Company and Leslie H. Hotman. Filed as Exhibit 10(p) on the Company
        Registration Statement on Form S-2, Registration Statement No.
        33-83828, and is incorporated herein by reference thereto.

10(q)   Severance Agreement, dated October 15, 1993, by and between the
        Company and Cheryl M. Clark. Filed as Exhibit 10(q) on the Company
        Registration Statement on Form S-2, Registration Statement No.
        33-83828, and is incorporated herein by reference thereto.

13(a)   Annual Report to Shareholders

           Filed Herewith:
           A copy of the Company's Annual Report to Shareholders for fiscal year ended June 30, 1995.

27(a)   Financial Data Schedule

          Filed Herewith:
          Financial Data Schedule for the fiscal year ended June 30, 1995.





                          THE BERKSHIRE GAS COMPANY
                              OTHER ALLOWANCES
                      FOR THE YEAR ENDED JUNE 30, 1995
                                  ($000'S)




COLUMN A                     COLUMN B                      COLUMN C                             COLUMN D            COLUMN E
- --------                     --------                      --------                             --------            --------
                                                           ADDITIONS                           DEDUCTIONS
                                          ------------------------------------------    ------------------------
                             BALANCE AT   CHARGED TO         CHARGED TO OTHER ACCTS.                                BALANCE
                             BEGINNING    OPERATING PROFIT   -----------------------                                AT CLOSE
DESCRIPTION                  OF PERIOD    & LOSS OR INCOME   ACCOUNT          AMOUNT    DESCRIPTION       AMOUNT    OF PERIOD
- -----------                  ----------   ----------------   -------          ------    -----------       ------    ---------

ALLOWANCES DEDUCTED FROM
ASSETS TO WHICH THEY APPLY

Reserved for bad debts:

Gas Accounts                 $727         $628               App. Rental      $ 18      Accts. charged    $541      $832
                                                                                        off - less
                                                                                        recoveries

Merchandise &                  21                            Merchandise &      50      Accts. charged      27        44
Jobbing Accts.                                               Jobbing                    off - less
                                                             Operations                 recoveries

Liq. Petroleum                 68                            Liq. Petroleum     45      Accts. charged      39        74
Gas Accounts                                                 Operations                 off - less
                                                                                        recoveries
                             ----         ----                                ----                        ----      ----
TOTAL                        $816         $628                                $113                        $607      $950
                             ====         ====                                ====                        ====      ====



                          THE BERKSHIRE GAS COMPANY
                              OTHER ALLOWANCES
                      FOR THE YEAR ENDED JUNE 30, 1994
                                  ($000'S)




COLUMN A                     COLUMN B                      COLUMN C                             COLUMN D            COLUMN E
- --------                     --------                      --------                             --------            --------
                                                           ADDITIONS                           DEDUCTIONS
                                          ------------------------------------------    ------------------------
                             BALANCE AT   CHARGED TO         CHARGED TO OTHER ACCTS.                                BALANCE
                             BEGINNING    OPERATING PROFIT   -----------------------                                AT CLOSE
DESCRIPTION                  OF PERIOD    & LOSS OR INCOME   ACCOUNT          AMOUNT    DESCRIPTION       AMOUNT    OF PERIOD
- -----------                  ----------   ----------------   -------          ------    -----------       ------    ---------

ALLOWANCES DEDUCTED FROM
ASSETS TO WHICH THEY APPLY

Reserved for bad debts:

Gas Accounts                 $600         $1,176             App. Rental      $13       Accts. charged    $1,062    $727
                                                                                        off - less
                                                                                        recoveries

Merchandise &                  20                            Merchandise &      7       Accts. charged         6      21
Jobbing Accts.                                               Jobbing                    off - less
                                                             Operations                 recoveries

Liq. Petroleum                 54                            Liq. Petroleum    42       Accts. charged        28      68
Gas Accounts                                                 Operations                 off - less
                                                                                        recoveries
                             ----         ------                              ---                         ------    ----
TOTAL                        $674         $1,176                              $62                         $1,096    $816
                             ====         ======                              ===                         ======    ====




                          THE BERKSHIRE GAS COMPANY
                              OTHER ALLOWANCES
                      FOR THE YEAR ENDED JUNE 30, 1993
                                  ($000'S)


COLUMN A                     COLUMN B                      COLUMN C                             COLUMN D            COLUMN E
- --------                     --------                      --------                             --------            --------
                                                           ADDITIONS                           DEDUCTIONS
                                          ------------------------------------------    -------------------------
                             BALANCE AT   CHARGED TO         CHARGED TO OTHER ACCTS.                                 BALANCE
                             BEGINNING    OPERATING PROFIT   -----------------------                                AT CLOSE
DESCRIPTION                  OF PERIOD    & LOSS OR INCOME   ACCOUNT          AMOUNT    DESCRIPTION       AMOUNT    OF PERIOD
- -----------                  ----------   ----------------   -------          ------    -----------       ------    ----------

ALLOWANCES DEDUCTED FROM
ASSETS TO WHICH THEY APPLY

Reserved for bad debts:

Gas Accounts                 $467         $737               App. Rental      $14       Accts. charged    $618      $600
                                                                                        off - less
                                                                                        recoveries

Merchandise &                  16                            Merchandise &     19       Accts. charged      15        20
Jobbing Accts.                                               Jobbing                    off - less
                                                             Operations                 recoveries

Liq. Petroleum                 59                            Liq. Petroleum    38       Accts. charged      43        54
Gas Accounts                                                 Operations                 off - less
                                                                                        recoveries
                             ----         ----                                ---                         ----      ----
TOTAL                        $542         $737                                $71                         $676      $674
                             ====         ====                                ===                         ====      ====