Form 10-Q
period 1995-09-30
BERKSHIRE GAS CO /MA/
filed 1995-11-08
CIK 317406

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the Quarter Ended September 30, 1995      Commission File No. 0-1857-3

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

                                       Yes       X              No

At September 30, 1995, the Registrant had issued and outstanding 2,115,235 shares of Common Stock, par value $2.50.

                          THE BERKSHIRE GAS COMPANY
           STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
                     (In Thousands Except Share Amounts)

                                           Three Months    Three Months
                                           Ended 9/30/95   Ended 9/30/94

Operating Revenues                         $4,153          $4,832
Cost of Gas Sold                            1,719           2,382
                                           ------          ------
Operating Margin                            2,434           2,450
                                           ------          ------
Other Operating Expenses                    2,282           2,612
Depreciation                                  335             310
                                           ------          ------
      Total                                 2,617           2,922
                                           ------          ------
Utility Operating Loss                       (183)           (472)
Other Income - Net                            316             348
                                           ------          ------
Operating Loss and Other Income               133            (124)
Interest Expense                              867             922
Other Taxes                                   191             212
                                           ------          ------
      Pre-Tax Loss                           (925)         (1,258)

Income Tax Benefit                           (351)           (492)
                                           ------          ------
NET LOSS                                     (574)           (766)
Retained Earnings at Beginning
 of Period                                  6,718           7,098
                                           ------          ------
      Total                                 6,144           6,332
                                           ------          ------
Dividends Declared:
  Preferred Stock                             173             174
  Common Stock                                582             488
                                           ------          ------
  Total Dividends                             755             662
                                           ------          ------
Retained Earnings at End
 of Period                                 $5,389          $5,670
                                           ======          ======
Loss Attributable to Common Stock         ($  747)        ($  940)
                                           ======          ======
Average Shares of Common Stock
 Outstanding                            2,113,714       1,774,944
                                        ---------       ---------
Loss Per Share of Common Stock             ($0.35)         ($0.53)
                                           ======          ======

See Independent Accountants' Review Report and Notes to Financial Statements.

                          THE BERKSHIRE GAS COMPANY
           STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
                     (In Thousands Except Share Amounts)

                                          Twelve Months   Twelve Months
                                          Ended 9/30/95   Ended 9/30/94

Operating Revenues                        $47,256         $53,320
Cost of Gas Sold                           24,158          28,048
                                          -------         -------
Operating Margin                           23,098          25,272
                                          -------         -------
Other Operating Expenses                   11,259          13,006
Depreciation                                3,649           3,404
                                          -------         -------
      Total                                14,908          16,410
                                          -------         -------
Utility Operating Income                    8,190           8,862
Other Income - Net                          1,484           2,454
                                          -------         -------
Operating and Other Income                  9,674          11,316
Interest Expense                            3,613           3,598
Other Taxes                                 1,676           1,641
                                          -------         -------
      Pre-Tax Income                        4,385           6,077

Income Taxes                                1,665           2,418
                                          -------         -------
NET INCOME                                  2,720           3,659
Retained Earnings at Beginning
 of Period                                  5,670           4,250
Adjustment to Retained Earnings                 0             390
                                          -------         -------
      Total                                 8,390           8,299
                                          -------         -------
Dividends Declared:
  Preferred Stock                             693             708
  Common Stock                              2,308           1,921
                                          -------         -------
  Total Dividends                           3,001           2,629
                                          -------         -------
Retained Earnings at End
 of Period                                $ 5,389         $ 5,670
                                          =======         =======
Earnings Available for Common Stock       $ 2,027         $ 2,951
                                          -------         -------
Average Shares of Common Stock
 Outstanding                            2,069,398       1,760,354
                                        ---------       ---------
Earnings Per Share of Common Stock          $0.98           $1.68
                                            =====           =====

See Independent Accountants' Review Report and Notes to Financial Statements.

                          THE BERKSHIRE GAS COMPANY
                               BALANCE SHEETS
                               (In Thousands)

                                                   September 30,   June 30,
                                                   1995            1995
                                                   (Unaudited)     (Audited)

ASSETS:
Utility Plant:
  Utility Plant - at original cost                 $92,983         $91,863
  Less: Accumulated Depreciation                    22,685          22,537
                                                   -------         -------
        Utility Plant - Net                         70,298          69,326
                                                   -------         -------
Other Property:
  Other Property - at original cost                 10,891          10,766
  Less: Accumulated Depreciation                     4,938           4,804
                                                   -------         -------
        Other Property - Net                         5,953           5,962
                                                   -------         -------
Current Assets:
  Cash and Cash Equivalents                            109             492

  Accounts Receivable
    Utility Service (less allowance:                 4,149           6,103
      Sept. 1995-$901;  June 1995-$832)
    Merchandise & Other (less allowance:               421             509
      Sept. 1995-$133;  June 1995-$119)
    Other Receivables                                  204             234
    Inventories (at the lower of average
     cost or market):
      Natural Gas                                    2,624           1,702
      Liquefied Petroleum                              226             250
      Materials and Supplies                         1,373           1,284
    Prepayments                                        410             178
                                                   -------         -------
        Total Current Assets                         9,516          10,752
                                                   -------         -------
    Deferred Debits:
      Unamortized Debt Expense                         567             578
      Capital Stock Expense                            600             638
      Environmental Cleanup Costs                    1,088           1,046
      Other                                          1,006             787
                                                   -------         -------
        Total Deferred Debits                        3,261           3,049
                                                   -------         -------
  Recoverable Environmental Cleanup                  2,894           2,894
                                                   -------         -------
        Costs
        TOTAL ASSETS                               $91,922         $91,983
                                                   =======         =======

See Independent Accountants' Review Report and Notes to Financial Statements.

                          THE BERKSHIRE GAS COMPANY
                               BALANCE SHEETS
                               (In Thousands)

                                                   September 30,   June 30,
                                                   1995            1995
                                                   (Unaudited)     (Audited)

LIABILITIES AND OTHER CREDITS
Common Shareholders' Equity:
  Common Stock                                     $ 5,288         $ 5,259
  Premium on Common Stock                           15,851          15,711
  Retained Earnings                                  5,389           6,718
                                                   -------         -------
      Total Common Shareholders' Equity             26,528          27,688
                                                   -------         -------
Redeemable Cumulative Preferred Stock                8,406           8,448
                                                   -------         -------
Long-Term Debt (less current maturities)            30,983          30,983
                                                   -------         -------
Current Liabilities:
  Notes Payable to Banks                             3,920               0
  Current Maturities of Long-Term Debt                 900             900
  Accounts Payable                                   2,684           3,091
  Taxes Accrued                                       (862)            125
  Other Current Liabilities                          5,317           5,518
  Refundable Gas Costs                               2,445           4,117
                                                   -------         -------
      Total Current Liabilities                     14,404          13,751
                                                   -------         -------
Unamortized Investment Tax Credit                    1,336           1,355
                                                   -------         -------
Deferred Income Taxes                                7,371           6,864
                                                   -------         -------
Reserve for Recoverable Environmental
  Cleanup Costs                                      2,894           2,894
                                                   -------         -------
        TOTAL LIABILITIES AND OTHER CREDITS        $91,922         $91,983
                                                   =======         =======

See Independent Accountants' Review Report and Notes to Financial Statements.

                          THE BERKSHIRE GAS COMPANY
                     STATEMENT OF CASH FLOWS - Unaudited
                               (In Thousands)

                                                  Three Months    Three Months
                                                  Ended 9/30/95   Ended 9/30/94

Cash flows from Operating Activities:
  Net Loss                                        ($ 574)         ($ 766)

Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
  Depreciation and Amortization                      568             515
  Provision for Losses on Accounts Receivable         80              65
  Refundable Gas Costs                            (1,672)         (1,812)
  Deferred Income Taxes                              507             656
Changes in Assets and Liabilities Which
 Provided (Used) Cash:
  Accounts Receivable                              1,962           2,949
  Other Receivables                                   30              96
  Inventories                                       (987)           (952)
  Accounts Payable                                  (407)           (425)
  Taxes Accrued                                     (987)         (1,470)
  Other                                             (695)           (813)
                                                  ------          ------
      Total Adjustments                           (1,601)         (1,191)
                                                  ------          ------
Net Cash Used in Operating Activities             (2,175)         (1,957)
                                                  ------          ------
Cash Flows from Investing Activities:
  Construction Expenditures                       (1,500)         (1,384)
                                                  ------          ------
      Net Cash Used in Investing Activities       (1,500)         (1,384)
                                                  ------          ------
Cash Flows from Financing Activities:
  Dividends Paid                                    (755)           (662)
  Proceeds from Note Payable Borrowings            3,920           3,890
  Proceeds from Other Stock Transactions - Net       127             106
                                                  ------          ------
      Net Cash Provided by Financing Activities    3,292           3,334
                                                  ------          ------
Net Decrease in Cash                                (383)             (7)
Cash and Cash Equivalents at Beginning
 of Period                                           492              65
                                                  ------          ------
Cash and Cash Equivalents at End of Period        $  109          $   58
                                                  ======          ======

See Independent Accountants' Review Report and Notes to Financial Statements.

                          The Berkshire Gas Company
                        Notes to Financial Statements
                             September 30, 1995
                 (Dollars in Thousands Except Share Amounts)

NOTES:

  OTHER FINANCIAL INFORMATION:

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, which in the opinion of management are necessary to a fair presentation of the operations for the interim periods presented, have been made. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

CONTINGENCIES:

  ENVIRONMENTAL:

      Federal, State and local laws and regulations establishing standards and requirements for protection of the environment have increased in number and scope in recent years. The Berkshire Gas Company (the "Company") cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effect.

      During fiscal 1990, the Massachusetts Department of Public Utilities ("MDPU") issued a generic ruling on cost recovery for environmental cleanup with respect to former gas manufacturing sites. Under the ruling, the Company may recover annual cleanup costs, excluding carrying costs, over a seven year period through the Cost of Gas Adjustment Clause ("CGAC"). This ruling also provides for the sharing of any proceeds received from insurance carriers equally between the Company and its ratepayers, and establishes maximum amounts that can be recovered from customers in any one year.

      During the period ended September 30, 1995, the Company continued the analysis and field review of two parcels of real estate formerly used for gas manufacturing operations, which had been found to contain coal tar deposits and substances associated with by-products of the gas manufacturing process. The review and assessment process began in 1985 with respect to the first site which is owned by the Company, and in 1989 with respect to the second site, which was formerly owned by the Company. With the review and approval of the Massachusetts Department of Environmental Protection ("MDEP"), at the first site, the investigative work is near completion and remedial alternatives are being examined. At the second site, investigative activities are continuing. It is difficult to predict the potential financial impact of the sites until first, the nature and risk is fully characterized and second, the remedial strategies and related technologies are determined. The general philosophy of the Company is one of source removal and/or reduction coupled with risk minimization. Assuming successful implementation, it is anticipated that through 2010 the level of expenditures for the site will range from $2,894 to $8,777. The anticipated level of expenditures has remained the same from prior year estimates resulting from the Company's analysis and review of the sites and the commencement of clean-up activities at the first site. The Company has recorded the most likely cost of $2,894 in accordance with SFAS No. 5. Ultimate expenditures cannot be determined until a remedial action plan can be developed and approved by the MDEP. The Company's unamortized costs at September 30, 1995 were $1,088 and should be recovered using the formula discussed above.

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

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Results of Operations - First Quarter Ended September 30, 1995 versus First
 Quarter Ended September 30, 1994

      Since income is not significantly affected by changes in revenue due to changes in gas costs, the discussion below pertains to Operating Margin(Operating Margin or Gross Profit = Operating Revenues Net of Cost of Gas Sold). Berkshire Gas Company considers Operating Margin to be a more pertinent measure of operating results than Operating Revenues.

      Operating Margin decreased $16,000 or .6% from the three months ended September 30, 1994. Operating Margin is primarily affected by the change in the level of firm gas sold and transported. Interruptible gas sold and transported has no affect on Operating Margin since those margins are flowed back to the firm customer. The decrease from 1994 is primarily due to slightly lower firm transportation volumes sold to industrial customers.

                                           1995           1994

3 Month Firm MCF Sold & Transported          700,769        751,868
3 Month Operating Margin                   2,434,000      2,450,000
3 Month Average Operating Margin
  Per Firm MCF                                 $3.47          $3.26

      Other Operating Expenses decreased $330,000 or 12.6% from the three months ended September 30, 1994. The decrease is due primarily to a reduction in Administrative and General costs of $79,000 due to cost containment measures, lower Transmission and Distribution costs of $165,000 or 18.9% due to decreased payroll and increased operating efficiencies, and lower ECS ("Energy Conservation Service") expenses.

      The Income Tax benefit was reduced by $141,000 due to reduction in Net Loss in 1995.

      Dividends Declared on Common Stock increased $94,000 due to additional shares outstanding from the sale of 295,000 shares during the second quarter of fiscal 1995, and to a lesser extent, additional shares from the Dividend Reinvestment Plan ("DRIP").

Results of Operations - Twelve Months Ended September 30, 1995 versus Twelve
 Months Ended September 30, 1994

      Earnings available for Common Stock were $2,027,000 for the twelve months ended September 30, 1995 as compared to $2,951,000 for 1994. The decrease is due primarily to significantly warmer weather during the heating season, furthermore, 1994 results included proceeds from an insurance settlement which increased earnings $403,000.

      Operating Margin decreased $2,174,000 or 8.6% from the twelve months ended September 30, 1994. Operating Margin is primarily affected by the change in the level of firm gas sold and transported.

      The Company's sales are affected by weather as the majority of its' firm customers use natural gas for heating. The decrease from 1994 is primarily due to lower volumes of firm gas sold due to 8.4% warmer than normal temperatures for the winter period, partially offset by higher volumes of firm transportation to industrial customers.

                                         1995          1994

12 Month Firm MCF Sold & Transported       5,896,992     6,405,724
12 Month Operating Margin                $23,098,000   $25,272,000
12 Month Average Operating Margin
  Per Firm MCF                                 $3.92         $3.95

      Other Operating Expenses decreased $1,747,000 or 13.4% from the twelve months ended September 30, 1994. The decrease reflects lower Customer Accounts expense of $485,000 due to lower levels of uncollectible accounts; decreased Administrative and General costs of $756,000 due to lower insurance, regulatory costs, and employee welfare expense; lower Transmission and Distribution due to reduced payroll and lower system maintenance costs; and lower professional fees associated with restructuring supply contracts brought about by the Federal Energy Regulatory Commission ("FERC") Order 636.

      Depreciation expense increased $245,000 due to an increase in the amount of depreciable assets.

      Other Income decreased $970,000 from 1994. The decrease was primarily due to an insurance settlement that was included in 1994 income in the amount of $403,000 (net of taxes and amounts previously recorded). Propane revenue was $113,000 less due to significantly warmer weather during the heating season. Interest income was $172,000 less resulting from the overcollection of prior period gas costs through the CGAC.

      Income Taxes decreased $753,000 from 1994 due to lower earnings.

      Dividends Declared on Common Stock increased $387,000 due to additional shares outstanding, and to a lesser extent, dividends increased $.015 per share in 1995. The Company sold 295,000 shares of Common Stock during the second quarter of fiscal 1995.

Liquidity and Capital Resources - September 30, 1995

      The Company added approximately $1,500,000 to Plant assets during the three months ended September 30, 1995. These construction expenditures primarily represent investments in new and replacement mains and services.

      The capital structure of the Company at September 30,1995 was 40.2% Common Equity, 12.8% Preferred Stock and 47.0% Long-Term Debt.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      No developments during the quarter.

Item 2.  Changes in Securities

      Not Applicable

Item 3.  Defaults Upon Senior Securities

      Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5.  Other Information

      Not Applicable

Item 6.  Exhibits and Reports on Form 8 - K

      (a) List of Exhibits

            27 - Financial Data Schedule

      The balance sheet as of September 30, 1995, the related statements of income and retained earnings for the three month periods ended September 30, 1995 and 1994, and the statements of cash flows for the three month period ended September 30, 1995 and 1994 have been reviewed, prior to filing, by the Registrants independent public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented below.

Deloitte &
  Touche LLP
                         City Place        Telephone:(203) 280-3000
                         185 Asylum Street Facsimile:(203) 280-3051
                         Hartford, Connecticut 06103-3402

                      INDEPENDENT ACCOUNTANTS' REPORT

The Berkshire Gas Company:

We have reviewed the accompanying balance sheet of The Berkshire Gas Company as of September 30, 1995, the related statements of income and retained earnings for the three month periods ended September 30, 1995 and 1994, and the statements of cash flows for the three month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of The Berkshire Gas Company as of June 30, 1995, and the related statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated August 25, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                       /s/ Deloitte & Touche LLP

November 8, 1995

                                 SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE BERKSHIRE GAS COMPANY
                                       Registrant


                                       /s/ Michael J. Marrone
                                       Vice President, Treasurer &
                                       Chief Financial Officer

Dated: November 8, 1995