Form 10-Q
period 1995-12-31
BERKSHIRE GAS CO /MA/
filed 1996-02-13
CIK 317406

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the Quarter Ended December 31, 1995            Commission File No. 0-1857-3

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


                                            Yes       X        No
                                                -------------     -------------

At December 31, 1995, the Registrant had issued and outstanding 2,125,048 shares of Common Stock, par value $2.50.

                          THE BERKSHIRE GAS COMPANY
           STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
           ------------------------------------------------------

                     (In Thousands Except Share Amounts)

                                              Three Months     Three Months
                                              Ended 12/31/95   Ended 12/31/94
                                              --------------   --------------

Operating Revenues                            $  11,952        $  12,086
Cost of Gas Sold                                  5,298            6,375
                                              ---------        ---------
Operating Margin                                  6,654            5,711
                                              ---------        ---------
Other Operating Expenses                          2,975            2,924
Depreciation Expense                                982              912
                                              ---------        ---------
      Total                                       3,957            3,836
                                              ---------        ---------
Utility Operating Income                          2,697            1,875
Other Income - Net                                  466              503
                                              ---------        ---------
Operating and Other Income                        3,163            2,378
Interest Expense                                    912              938
Other Taxes                                         402              404
                                              ---------        ---------
      Pre-Tax Income                              1,849            1,036

Income Taxes                                        711              380
                                              ---------        ---------
NET INCOME                                        1,138              656
Retained Earnings at Beginning of Period          5,389            5,670
                                              ---------        ---------
      Total                                       6,527            6,326
                                              ---------        ---------
Dividends Declared:
  Preferred Stock                                   173              173
  Common Stock                                      584              573
                                              ---------        ---------
      Total Dividends                               757              746
                                              ---------        ---------
Retained Earnings at End of Period            $   5,770        $   5,580
                                              =========        =========
Earnings Available for Common Stock           $     965        $     483
                                              ---------        ---------
Average Shares of Common Stock Outstanding    2,125,048        2,081,515
                                              ---------        ---------
Earnings Per Share of Common Stock            $    0.45        $    0.23
                                              =========        =========

See Independent Accountants' Review Report and Notes to Financial Statements.

                          THE BERKSHIRE GAS COMPANY
           STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
           ------------------------------------------------------
                     (In Thousands Except Share Amounts)

                                              Six Months       Six Months
                                              Ended 12/31/95   Ended 12/31/94
                                              --------------   --------------

Operating Revenues                            $  16,105        $  16,918
Cost of Gas Sold                                  7,017            8,757
                                              ---------        ---------
Operating Margin                                  9,088            8,161
                                              ---------        ---------
Other Operating Expenses                          5,257            5,536
Depreciation Expense                              1,317            1,222
                                              ---------        ---------
      Total                                       6,574            6,758
                                              ---------        ---------
Utility Operating Income                          2,514            1,403
Other Income - Net                                  782              851
                                              ---------        ---------
Operating and Other Income                        3,296            2,254
Interest Expense                                  1,779            1,860
Other Taxes                                         593              616
                                              ---------        ---------
      Pre-Tax Income/(Loss)                         924             (222)

Income Taxes/(Benefit)                              360             (112)
                                              ---------        ---------
NET INCOME/(LOSS)                                   564             (110)
Retained Earnings at Beginning of Period          6,718            7,098
                                              ---------        ---------
      Total                                       7,282            6,988
                                              ---------        ---------
Dividends Declared:
  Preferred Stock                                   346              347
  Common Stock                                    1,166            1,061
                                              ---------        ---------
      Total Dividends                             1,512            1,408
                                              ---------        ---------
Retained Earnings at End of Period            $   5,770        $   5,580
                                              =========        =========
Earnings Available for/(Loss)
 Attributable to Common Stock                 $     218        $    (457)
                                              ---------        ---------
Average Shares of Common Stock Outstanding    2,119,008        1,922,339
                                              ---------        ---------
Earnings/(Loss) Per Share of Common Stock     $    0.10        $   (0.24)
                                              =========        =========

See Independent Accountants' Review Report and Notes to Financial Statements.

                          THE BERKSHIRE GAS COMPANY
           STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
           ------------------------------------------------------
                     (In Thousands Except Share Amounts)

                                              Twelve Months    Twelve Months
                                              Ended 12/31/95   Ended 12/31/94
                                              --------------   --------------

Operating Revenues                            $  47,121        $  52,455
Cost of Gas Sold                                 23,079           27,506
                                              ---------        ---------
Operating Margin                                 24,042           24,949
                                              ---------        ---------
Other Operating Expenses                         11,310           12,964
Depreciation Expense                              3,719            3,468
                                              ---------        ---------
      Total                                      15,029           16,432
                                              ---------        ---------
Utility Operating Income                          9,013            8,517
Other Income - Net                                1,447            2,296
                                              ---------        ---------
Operating and Other Income                       10,460           10,813
Interest Expense                                  3,355            3,641
Other Taxes                                       1,905            1,670
                                              ---------        ---------
      Pre-Tax Income                              5,200            5,502

Income Taxes                                      1,997            2,200
                                              ---------        ---------
NET INCOME                                        3,203            3,302
Retained Earnings at Beginning of Period          5,580            4,606
                                              ---------
Surplus Invested in Plant                                            390
                                                               ---------
      Total                                       8,783            8,298
                                              ---------        ---------
Dividends Declared:
 Preferred Stock                                    693              697
 Common Stock                                     2,320            2,021
                                              ---------        ---------
      Total Dividends                             3,013            2,718
                                              ---------        ---------
Retained Earnings at End of Period            $   5,770        $   5,580
                                              =========        =========
Earnings Available for Common Stock           $   2,510        $   2,605
                                              ---------        ---------
Average Shares of Common Stock Outstanding    2,105,488        1,835,027
                                              ---------        ---------
Earnings Per Share of Common Stock            $    1.19        $    1.42
                                              =========        =========

See Independent Accountants' Review Report and Notes to Financial Statements.

                          THE BERKSHIRE GAS COMPANY
                               BALANCE SHEETS
                   ----------------------------------------
                               (In Thousands)

                                             December 31,   June 30,
                                             1995           1995
                                             ------------   --------
                                             (Unaudited)    (Audited)
ASSETS:
Utility Plant:
  Utility Plant - at original cost           $94,952        $91,863
  Less: Accumulated Depreciation              23,364         22,537
                                             -------        -------
      Utility Plant - Net                     71,588         69,326
                                             -------        -------
Other Property:
  Other Property - at original cost           11,016         10,766
  Less:  Accumulated Depreciation              5,064          4,804
                                             -------        -------
      Other Property - Net                     5,952          5,962
                                             -------        -------
Current Assets:
  Cash and Cash Equivalents                      364            492
  Accounts Receivable
    Utility Service (less allowance:           7,458          6,103
     Dec. 1995-$861;  June 1995-$832)
    Merchandise & Other (less allowance:         941            509
     Dec. 1995-$116;  June 1995-$119)
    Other Receivables                            104            234
    Inventories (at the lower of average
     cost or market):
      Natural Gas                              1,679          1,702
      Liquefied Petroleum                        237            250
      Materials and Supplies                   1,242          1,284
    Prepayments                                  364            178
                                             -------        -------
      Total Current Assets                    12,389         10,752
                                             -------        -------
  Deferred Debits:
    Unamortized Debt Expense                     555            578
    Capital Stock Expense                        561            638
    Environmental Cleanup Costs                1,151          1,046
    Other                                        760            787
                                             -------        -------
      Total Deferred Debits                    3,027          3,049
                                             -------        -------
  Recoverable Environmental Cleanup Costs      2,894          2,894
                                             -------        -------
      TOTAL ASSETS                           $95,850        $91,983
                                             =======        =======

See Independent Accountants' Review Report and Notes to Financial Statements.

                          THE BERKSHIRE GAS COMPANY
                               BALANCE SHEETS
                   ----------------------------------------
                               (In Thousands)

                                           December 31,    June 30,
                                           1995            1995
                                           ------------    --------
                                           (Unaudited)     (Audited)

LIABILITIES AND OTHER CREDITS
Common Shareholders' Equity:
  Common Stock                             $ 5,312         $ 5,259
  Premium on Common Stock                   15,978          15,711
  Retained Earnings                          5,770           6,718
                                           -------         -------
      Total Common Shareholders' Equity     27,060          27,688
                                           -------         -------
Redeemable Cumulative Preferred Stock        8,406           8,448
                                           -------         -------
Long-Term Debt(less current maturities)     30,903          30,983
                                           -------         -------
Current Liabilities:
  Notes Payable to Banks                     7,095               0
  Current Maturities of Long-Term Debt         900             900
  Accounts Payable                           3,954           3,091
  Taxes Accrued                               (846)            125
  Other Current Liabilities                  4,762           5,518
  Refundable Gas Costs                       1,524           4,117
                                           -------         -------
      Total Current Liabilities             17,389          13,751
                                           -------         -------
Unamortized Investment Tax Credit            1,318           1,355
                                           -------         -------
Deferred Income Taxes                        7,880           6,864
                                           -------         -------
Reserve for Recoverable Environmental
 Cleanup Costs                               2,894           2,894
                                           -------         -------
TOTAL LIABILITIES AND OTHER CREDITS        $95,850         $91,983
                                           =======         =======

See Independent Accountants' Review Report and Notes to Financial Statements.

                          THE BERKSHIRE GAS COMPANY
                    STATEMENTS OF CASH FLOWS - Unaudited
                   ---------------------------------------
                               (In Thousands)

                                                  Six Months       Six Months
                                                  Ended 12/31/95   Ended 12/31/94
                                                  --------------   --------------

Cash flows from Operating Activities:
  Net Income/(Loss)                               $   564          $  (110)

Adjustments to Reconcile Net Income/(Loss)
 to Net Cash Used in Operating Activities:
  Depreciation and Amortization                     1,780            1,642
  Provision for Losses on Accounts Receivable         448              255
  Refundable Gas Costs                             (2,593)          (1,615)
  Deferred  Income Taxes                            1,016              764
Changes in Assets and Liabilities Which
 Provided (Used) Cash:
  Accounts Receivable                              (2,235)             155
  Other Receivables                                   130              (76)
  Inventories                                          78             (544)
  Capital Stock Expense                                 0             (440)
  Accounts Payable                                    863              970
  Taxes Accrued                                      (971)            (979)
  Other                                            (1,019)            (376)
                                                  -------          -------
Net Cash Used in Operating Activities              (1,939)            (354)
                                                  -------          -------
Cash Flows from Investing Activities:
  Construction Expenditures                        (3,970)          (4,554)
                                                  -------          -------
Net Cash Used in Investing Activities              (3,970)          (4,554)
                                                  -------          -------
Cash Flows from Financing Activities:
  Dividends Paid                                   (1,512)          (1,408)
  Principal Payments on Long-Term Debt                (80)             (80)
  Proceeds from Note Payable Borrowings             7,095            1,690
  Proceeds from Sale of Common Stock                    0            4,499
  Proceeds from Other Stock Transactions - Net        278              262
                                                  -------          -------
Net Cash Provided by Financing Activities           5,781            4,963
                                                  -------          -------
Net Increase/(Decrease) in Cash                      (128)              55
Cash and Cash Equivalents
 at Beginning of Period                               492               65
                                                  -------          -------
Cash and Cash Equivalents
 at End of Period                                 $   364          $   120
                                                  =======          =======

See Independent Accountants' Review Report and Notes to Financial Statements.


The Berkshire Gas Company
Notes to Financial Statements
December 31,1995
-------------------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)

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

      During the period ended December 31, 1995, the Company continued the analysis and field review of two parcels of real estate formerly used for gas manufacturing operations, which had been found to contain coal tar deposits and other substances associated with by-products of the gas manufacturing process. The review and assessment process began in 1985 with respect to the first site which is owned by the Company, and in 1989 with respect to the second site, which was formerly owned by the Company. With the review and approval of the Massachusetts Department of Environmental Protection ("MDEP"), at the first site, the investigative work is near completion and remedial alternatives are being examined. At the second site, investigative activities are continuing. It is difficult to predict the potential financial impact of the sites until first, the nature and risk is fully characterized and second, the remedial strategies and related technologies are determined. The general philosophy of the Company is one of source removal and/or reduction coupled with risk minimization. Assuming successful implementation, it is anticipated that through 2010 the level of expenditures for the site will range from $2,894 to $8,777. The anticipated level of expenditures has remained the same from prior year estimates resulting from the Company's analysis and review of the sites and the commencement of clean-up activities at the first site. The Company has recorded the most likely cost of $2,894 in accordance with SFAS No. 5. Ultimate expenditures cannot be determined until a remedial action plan can be developed and approved by the MDEP. The Company's unamortized costs at December 31, 1995 were $1,151 and should be recovered using the formula discussed above.

TRANSPORTATION PIPELINE:
      Claims against the Company have been asserted by a general contractor and certain subcontractors involved in the construction of a transportation pipeline for which the Company served as developer. An agreement to resolve all issues has been reached, and has been submitted to the Bankruptcy Court. The Company fully expects the Court to approve the settlement, and believes that the outcome will not have a material adverse impact on the overall financial condition or results of operations of the Company.

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
-------------------------------------------------------------------------------

Results of Operations - Second Quarter Ended December 31, 1995 versus Second Quarter Ended December 31, 1994
-------------------------------------------------------------------------------

      Since income is not significantly affected by changes in revenue due to changes in gas costs, the discussion below pertains to Operating Margin (Operating Margin or Gross Profit = Operating Revenues Net of Cost of Gas
Sold). Berkshire Gas Company considers Operating Margin to be a more pertinent measure of operating results than Operating Revenues.

      Operating Margin increased $943,000 or 16.5% from the three months ended December 31, 1994. Operating Margin is primarily affected by the change in the level of firm gas sold and transported. The Company is required to recover or return to the customer through the Cost of Gas Adjustment Clause ("CGAC") any changes in the cost of natural gas. Interruptible gas sold and transported has no affect on Operating Margin since those margins are flowed back to the firm customer. The increase from 1994 is primarily due to higher volumes of firm gas sold due to colder than normal weather, and to a lesser extent, an increase in the number of customers.

                                       1995          1994
                                       ----          ----

3 Month Firm MCF Sold & Transported     1,662,276     1,436,772
3 Month Operating Margin               $6,654,000    $5,711,000
3 Month Average Operating Margin
 Per Firm MCF                          $     4.00    $     3.97

      Other Operating Expenses increased $51,000 or 1.7% from the three months ended December 31, 1994. The increase is due primarily to an increase in customer accounts expense of $156,000 due to bad debt expense, higher marketing expenses of $65,000 for customer incentives and conservation programs, partially offset by reduction in Administrative and General costs of $144,000 due to cost containment measures, lower legal expenses, lower regulatory commission expenses and lower employee benefits costs due to higher amounts charged to capital, and lower Transmissions and Distribution costs of $17,000 due to reduction in personnel.

      Depreciation Expense increased $70,000 due to an increase in the amount of depreciable assets.

      Other Income decreased $37,000 from the quarter ended December 31, 1994. The decrease was primarily due to lower interest income from the over/under collection of gas costs from customers through its "CGAC" of $93,000, decreased jobbing revenues of $37,000 due to lower levels of service activity and a decrease in rental revenues of $20,000. Partially offsetting these was an increase in propane revenues of $116,000 due to colder than normal weather, and to a lesser extent, an increased customer base.

      Income Taxes increased $331,000 due to changes in net earnings as discussed above.

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
-------------------------------------------------------------------------------

Results of Operations - Six Months Ended December 31, 1995 versus Six Months Ended December 31, 1994
-------------------------------------------------------------------------------

      Operating Margin increased $927,000 or 11.4% as compared with the six months ended December 31, 1994. During the period November 1 - April 30, the Company bills its' customers at a winter rate structure that provides greater operating margins than the summer rate structure. The increase over 1994 resulted from colder weather during November and December causing higher volumes of firm gas sold at winter rates.

                                       1995          1994
                                       ----          ----

6 Month Firm MCF Sold & Transported     2,363,045     2,188,640
6 Month Operating Margin               $9,088,000    $8,161,000
6 Month Average Operating Margin
 Per Firm MCF                          $     3.85    $     3.73

      Other Operating Expenses decreased $279,000 or 5.0% from the six months ended December 31, 1994. The decrease is primarily due to lower Transmission and Distribution expense of $178,000 due to personnel reduction and cost containment measures, reduced Administrative and General costs of $225,000 due to a reduction in regulatory costs, and reduced legal and consulting expenses, partially offset by an increase in bad debt expense of $203,000.

      Depreciation expense increased $95,000 or 7.8% due to an increase in the level of depreciable assets.

      Other Income decreased $69,000 or 8.1% from 1994 due to the same explanations discussed in the three month analysis above.

      Income Taxes increased $472,000 due to changes in net earnings as discussed above.

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
-------------------------------------------------------------------------------

Results of Operations - Twelve Months Ended December 31, 1995 versus Twelve Months Ended December 31, 1994
-------------------------------------------------------------------------------

      Earnings available for Common Stock were $2,510,000 for the twelve months ended December 31, 1995 as compared to $2,605,000 for 1994. The decrease is due primarily to warmer weather during the third quarter of fiscal 1995, furthermore, 1994 results included proceeds from an insurance settlement which increased earnings $403,000.

      Operating Margin decreased $907,000 or 3.6% from the twelve months ended December 31, 1994. Operating Margin is primarily affected by the change in the level of firm gas sold and transported.

      The Company's sales are affected by weather as the majority of its firm customers use natural gas for heating. The decrease from 1994 is primarily due to lower volumes of firm gas sold due to 3.7% warmer than normal temperatures for the twelve month period.

                                       1995          1994
                                       ----          ----

12 Month Firm MCF Sold & Transported     6,122,496     6,338,020
12 Month Operating Margin              $24,042,000   $24,949,000
12 Month Average Operating Margin
 Per Firm MCF                          $      3.93   $      3.94

      Other Operating Expenses decreased $1,654,000 or 12.8% from the twelve months ended December 31, 1994 due to the Company's cost containment programs. The decrease reflects lower Administrative and General costs of $887,000 due to lower insurance, regulatory costs, legal and association dues;decreased Customer Accounts expense of $395,000 due to lower levels of uncollectible accounts', reduced Transmission and Distribution of $340,000 due to reduced payroll and lower system maintenance costs and lower professional fees associated with restructuring supply contracts.

      Depreciation expense increased $251,000 due to an increase in the amount of depreciable assets.

      Other Income decrease $849,000 from 1994. The decrease was due to an insurance settlement that was included in 1994 income in the amount of $403,000 (net of taxes and amounts previously recorded). Interest Income was $279,000 less resulting from the overcollection of prior period gas costs through the CGAC. Jobbing revenues were $87,000 less due to lower levels of service activity, partially offset by an increase in propane revenue of $72,000 due to colder weather during the second quarter of fiscal 1996, and a larger customer base.

      Income Taxes decreased $203,000 from 1994 due to lower earnings.

      Dividends declared on Common Stock increased $299,000 due to additional shares outstanding. The Company sold 295,000 shares of Common Stock during the second quarter of fiscal 1995.

Liquidity and Capital Resources - December 31, 1995

      The Company added approximately $3,970,000 to Plant assets during the six months ended December 31, 1995. These construction expenditures primarily represent investments in new and replacement mains and services.

      The capital structure of the Company at December 31, 1995 was 40.8% Common Equity, 12.7% Preferred Stock and 46.5% Long-Term Debt.

      The Company initially finances construction expenditures and other funding needs primarily with short-term bank borrowings, and to a lesser extent with the reinvestment of dividends. The Company continually evaluates its short-term borrowing position and based on prevailing interest rates, market conditions, etc., makes determinations regarding conversion of short-term borrowings to long-term debt or equity. As part of this process and in keeping with its cost containment incentives, the Company called for redemption of those series of debt that presently do not have high premium calls, First Mortgage Bonds, Series K, 7.875% at $520,000 and First Mortgage Bonds, Series M, 9.375% at $640,000 and the 9 1/8% Debentures at $5,743,000 during the third quarter of fiscal 1996.

      Funds for environmental clean-up costs are initially financed through short-term borrowings and all such costs will be recovered over a seven year period under a ruling issued by the MDPU.

PART II - OTHER INFORMATION

Item  1.  Legal Proceedings
--------  -----------------

          In relation to the "Transportation Pipeline" footnote to this financial statement, the Company and the general contractor, along with the general contractor's bonding company, has reached an agreement to resolve all issues. That settlement has been submitted to the Bankruptcy Court, where the general contractor's affairs are being resolved. The Company fully expects the Court to approve the settlement, which will not have a financial impact on the Company.

          During the reporting period the Company, along with some current and former employees, were named in an harassment suit. Although the Company cannot predict the ultimate outcome of the claim, which the Company believes is without merit, it intends to contest the claim vigorously and believes that the outcome will not have a material adverse impact on the overall financial position or results of operations.

Item  2.  Changes in Securities
--------  ---------------------

          Not Applicable

Item  3.  Defaults Upon Senior Securities
--------  -------------------------------

          Not Applicable

Item  4.  Submission of Matters to a Vote of Security Holders
--------  ---------------------------------------------------

          On November 14, 1995, the Annual Meeting of the shareholders of the Berkshire Gas Company was held at the Berkshire Hilton Inn, Pittsfield, Massachusetts at 10:00 a.m.

          Proxies for said annual meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to Management's nominees, as listed in the Proxy statement, for the election of Directors. All nominees were duly elected.

Item  5.  Other Information
--------  -----------------

          Not Applicable

Item  6.  Exhibits and Reports on Form 8 - K
--------  ----------------------------------

          (a) List of Exhibits
              27 - Financial Data Schedule


      The balance sheet as of December 31, 1995, the related statements of income and retained earnings for the six month periods ended December 31, 1995 and 1994, and the statements of cash flows for the six month periods ended December 31, 1995 and 1994 have been reviewed, prior to filing, by the Registrants independent public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented below.

Deloitte &
      Touche LLP
----------------
                                ------------------------------------------
                                City Place        Telephone:(860) 280-3000
                                185 Asylum Street Facsimile:(860) 280-3051
                                Hartford, Connecticut 06103-3402

INDEPENDENT ACCOUNTANTS' REPORT

The Berkshire Gas Company:

We have reviewed the accompanying balance sheet of The Berkshire Gas Company as of December 31, 1995, the related statements of income and retained earnings for the three month, six month and twelve month periods ended December 31, 1995 and 1994, and the statements of cash flows for the six month periods ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP
February 9, 1996


                                 SIGNATURES
                                 ----------

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE BERKSHIRE GAS COMPANY
                                       -------------------------
                                       Registrant




				       /s/ Michael J. Marrone
                                       ------------------------------
                                       Michael J. Marrone
                                       Vice President, Treasurer &
                                       Chief Financial Officer



Dated: February 13, 1996