Form 10-Q
period 1996-03-31
BERKSHIRE GAS CO /MA/
filed 1996-05-14
CIK 317406

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Quarter Ended March 31, 1996                Commission File No. 0-1857-3

                           THE BERKSHIRE GAS COMPANY

Massachusetts                                                         04-1731220

115 Cheshire Road, Pittsfield, Massachusetts                          01201-1879

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


                       Yes  ____X____      No ________

At March 31, 1996, the Registrant had issued and outstanding 2,137,963 shares of Common Stock, par value $2.50.


                            THE BERKSHIRE GAS COMPANY
             STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
             ------------------------------------------------------
                       (In Thousands Except Share Amounts)

                                                             Three Months    Three Months
                                                             Ended 3/31/96   Ended 3/31/95
                                                             -------------   -------------

Operating Revenues ......................................    $   21,059      $   21,615
Cost of Gas Sold ........................................         9,229          11,218
                                                             ----------      ----------
Operating Margin ........................................        11,830          10,397
                                                             ----------      ----------
Other Operating Expenses ................................         3,392           3,396
Depreciation Expense ....................................         1,875           1,680
                                                             ----------      ----------
      Total .............................................         5,267           5,076
                                                             ----------      ----------
Utility Operating Income ................................         6,563           5,321
Other Income - Net ......................................           635             548
                                                             ----------      ----------
Operating and Other Income ..............................         7,198           5,869
Interest Expense ........................................           937             946
Other Taxes .............................................           766             743
                                                             ----------      ----------
      Pre-Tax Income ....................................         5,495           4,180
Income Taxes ............................................         2,108           1,624
                                                             ----------      ----------
NET INCOME ..............................................         3,387           2,556
Retained Earnings at Beginning of Period ................         5,770           5,580
                                                             ----------      ----------
      Total .............................................         9,157           8,136
                                                             ----------      ----------
Dividends Declared:
  Preferred Stock .......................................           173             174
  Common Stock ..........................................           588             575
                                                             ----------      ----------
      Total Dividends ...................................           761             749
                                                             ----------      ----------
Retained Earnings at End of Period ......................    $    8,396      $    7,387
                                                             ==========      ==========
Earnings Available for Common Stock .....................    $    3,214      $    2,382
                                                             ----------      ----------
Average Shares of Common Stock Outstanding ..............     2,137,963       2,091,304
                                                             ----------      ----------
Earnings Per Share of Common Stock ......................    $     1.50      $     1.14
                                                             ==========      ==========

See Independent Accountants' Review Report and Notes to Financial Statements.

                            THE BERKSHIRE GAS COMPANY
             STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
             ------------------------------------------------------
                       (In Thousands Except Share Amounts)

                                                            Nine Months     Nine Months
                                                            Ended 3/31/96   Ended 3/31/95
                                                            -------------   -------------

Operating Revenues ......................................   $   37,164      $   38,533
Cost of Gas Sold ........................................       16,246          19,975
                                                            ----------      ----------
Operating Margin ........................................       20,918          18,558
                                                            ----------      ----------
Other Operating Expenses ................................        8,649           8,932
Depreciation Expense ....................................        3,192           2,902
                                                            ----------      ----------
      Total .............................................       11,841          11,834
                                                            ----------      ----------
Utility Operating Income ................................        9,077           6,724
Other Income - Net ......................................        1,417           1,399
                                                            ----------      ----------
Operating and Other Income ..............................       10,494           8,123
Interest Expense ........................................        2,716           2,806
Other Taxes .............................................        1,359           1,359
                                                            ----------      ----------
  Pre-Tax Income ........................................        6,419           3,958
Income Taxes ............................................        2,468           1,512
                                                            ----------      ----------
NET INCOME ..............................................        3,951           2,446
Retained Earnings at Beginning of Period ................        6,718           7,098
                                                            ----------      ----------
      Total .............................................       10,669           9,544
                                                            ----------      ----------
Dividends Declared:
  Preferred Stock .......................................          519             521
  Common Stock ..........................................        1,754           1,636
                                                            ----------      ----------
  Total Dividends .......................................        2,273           2,157
                                                            ----------      ----------
Retained Earnings at End of Period ......................   $    8,396      $    7,387
                                                            ==========      ==========
Earnings Available for Common Stock .....................   $    3,432      $    1,925
                                                            ----------      ----------
Average Shares of Common Stock Outstanding ..............    2,124,748       1,978,316
                                                            ----------      ----------
Earnings Per Share of Common Stock ......................   $     1.62      $     0.97
                                                            ==========      ==========

See Independent Accountants' Review Report and Notes to Financial Statements.

                            THE BERKSHIRE GAS COMPANY
             STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
             ------------------------------------------------------
                       (In Thousands Except Share Amounts)

                                                            Twelve Months   Twelve Months
                                                            Ended 3/31/96   Ended 3/31/95
                                                            -------------   -------------

Operating Revenues ......................................   $   46,564      $   48,122
Cost of Gas Sold ........................................       21,091          24,901
                                                            ----------      ----------
Operating Margin ........................................       25,473          23,221
                                                            ----------      ----------
Other Operating Expenses ................................       11,306          12,388
Depreciation Expense ....................................        3,913           3,603
                                                            ----------      ----------
      Total .............................................       15,219          15,991
                                                            ----------      ----------
Utility Operating Income ................................       10,254           7,230
Other Income - Net ......................................        1,534           2,160
                                                            ----------      ----------
Operating and Other Income ..............................       11,788           9,390
Interest Expense ........................................        3,576           3,628
Other Taxes .............................................        1,697           1,734
                                                            ----------      ----------
  Pre-Tax Income ........................................        6,515           4,028
Income Taxes ............................................        2,480           1,678
                                                            ----------      ----------
NET INCOME ..............................................        4,035           2,350
Retained Earnings at Beginning of Period ................        7,387           7,463
                                                            ----------
Surplus Invested in Plant ...............................                          390
                                                                            ----------
      Total .............................................       11,422          10,203
                                                            ----------      ----------
Dividends Declared:
  Preferred Stock .......................................          692             694
  Common Stock ..........................................        2,333           2,122
                                                            ----------      ----------
  Total Dividends .......................................        3,025           2,816
                                                            ----------      ----------
Retained Earnings at End of Period ......................   $    8,397      $    7,387
                                                            ==========      ==========
Earnings Available for Common Stock .....................   $    3,343      $    1,656
                                                            ----------      ----------
Average Shares of Common Stock Outstanding ..............    2,116,847       1,912,455
                                                            ----------      ----------
Earnings Per Share of Common Stock ......................   $     1.58      $     0.87
                                                            ==========      ==========

See Independent Accountants' Review Report and Notes to Financial Statements.

                            THE BERKSHIRE GAS COMPANY
                                 BALANCE SHEETS
                     --------------------------------------
                                 (In Thousands)

                                                             March 31,    June 30,
                                                               1996         1995
                                                            -----------   ---------
                                                            (Unaudited)   (Audited)

ASSETS:
Utility Plant:
  Utility Plant - at original cost ......................   $95,521       $91,863
  Less: Accumulated Depreciation ........................    25,057        22,537
                                                            -------       -------
    Utility Plant - Net .................................    70,464        69,326
                                                            -------       -------
Other Property:
  Other Property - at original cost .....................    11,143        10,766
  Less:  Accumulated Depreciation .......................     5,184         4,804
                                                            -------       -------
    Other Property - Net ................................     5,959         5,962
                                                            -------       -------
Current Assets:
  Cash and Cash Equivalents .............................       414           492
  Accounts Receivable Utility Service (less allowance:
   Mar. 1996-$915; June 1995-$832) ......................     9,428         6,103
  Liquefied Petroleum & Merchandise (less allowance:
    Mar. 1996-$83; June 1995-$119) ......................     1,130           509
  Other Receivables .....................................       116           234
  Inventories (at the lower of average cost or market):
    Natural Gas .........................................        64         1,702
    Liquefied Petroleum .................................       237           250
    Materials and Supplies ..............................     1,327         1,284
  Prepayments ...........................................       283           178
                                                            -------       -------
      Total Current Assets ..............................    12,999        10,752
                                                            -------       -------
  Deferred Debits:
    Unamortized Debt Expense ............................       544           578
    Capital Stock Expense ...............................       534           638
    Environmental Cleanup Costs .........................     1,240         1,046
    Other ...............................................     1,216           787
                                                            -------       -------
      Total Deferred Debits .............................     3,534         3,049
                                                            -------       -------
  Recoverable Environmental Cleanup Costs ...............     2,894         2,894
                                                            -------       -------
      TOTAL ASSETS ......................................   $95,850       $91,983
                                                            =======       =======

See Independent Accountants' Review Report and Notes to Financial Statements.


                           THE BERKSHIRE GAS COMPANY
                                 BALANCE SHEETS
                     --------------------------------------
                                 (In Thousands)

                                                                 March 31,     June 30,
                                                                   1996         1995
                                                                -----------   ---------
                                                                (Unaudited)   (Audited)

LIABILITIES AND OTHER CREDITS
Common Shareholders' Equity:
  Common Stock ..............................................   $ 5,345       $ 5,259
  Premium on Common Stock ...................................    16,147        15,711
  Retained Earnings .........................................     8,397         6,718
                                                                -------       -------
      Total Common Shareholders' Equity .....................    29,889        27,688
                                                                -------       -------
Redeemable Cumulative Preferred Stock .......................     8,406         8,448
                                                                -------       -------
Long-Term Debt(less current maturities) .....................    24,000        30,983
                                                                -------       -------
Current Liabilities:
  Notes Payable to Banks ....................................    10,410             0
  Current Maturities of Long-Term Debt ......................         0           900
  Accounts Payable ..........................................     3,613         3,091
  Taxes Accrued .............................................     2,056           125
  Other Current Liabilities .................................     2,183         4,557
  Refundable Gas Costs ......................................     2,406         4,117
                                                                -------       -------
      Total Current Liabilities .............................    20,668        13,751
                                                                -------       -------
Other Liabilities ...........................................     1,190           961
                                                                -------       -------
Unamortized Investment Tax Credit ...........................     1,299         1,355
                                                                -------       -------
Deferred Income Taxes .......................................     7,504         6,864
                                                                -------       -------
Reserve for Recoverable Environmental Cleanup Costs .........     2,894         2,894
                                                                -------       -------
TOTAL LIABILITIES AND OTHER CREDITS .........................   $95,850       $91,983
                                                                =======       =======


See Independent Accountants' Review Report and Notes to Financial Statements.

                           THE BERKSHIRE GAS COMPANY
                      STATEMENTS OF CASH FLOWS - Unaudited
                 ----------------------------------------------
                                 (In Thousands)

                                                           Nine Months     Nine Months
                                                           Ended 3/31/96   Ended 3/31/95
                                                           -------------   -------------

Cash flows from Operating Activities:
  Net Income ..........................................    $ 3,951         $ 2,446
Adjustments to Reconcile Net Income to Net Cash
 Used in Operating Activities:
  Depreciation and Amortization .......................      3,877           3,536
  Provision for Losses on Accounts Receivable .........        967             602
  Refundable Gas Costs ................................     (1,711)          3,069
  Deferred Income Taxes ...............................        640          (1,324)
Changes in Assets and Liabilities Which Provided
 (Used) Cash:
  Accounts Receivable .................................     (4,913)         (3,071)
  Other Receivables ...................................        118              59
  Inventories .........................................      1,608           1,147
  Capital Stock Expense ...............................          0            (440)
  Accounts Payable ....................................        522             (97)
  Taxes Accrued .......................................      1,931           3,231
  Other ...............................................     (2,872)            818
                                                           -------         -------
Net Cash Provided by Operating Activities .............      4,118           9,976
                                                           -------         -------
Cash Flows from Investing Activities:
  Construction Expenditures ...........................     (4,930)         (6,031)
                                                           -------         -------
  Net Cash Used in Investing Activities ...............     (4,930)         (6,031)
                                                           -------         -------
Cash Flows from Financing Activities:
  Dividends Paid ......................................     (2,273)         (2,157)
  Principal Payments on Long-Term Debt ................     (7,883)           (100)
  Proceeds from (Payments on)Notes Payable ............     10,410          (6,580)
  Proceeds from Sale of Common Stock ..................          0           4,449
  Proceeds from Other Stock Transactions - Net ........        480             453
                                                           -------         -------
  Net Cash Provided by Financing Activities ...........        734          (3,935)
                                                           -------         -------
Net Increase/(Decrease)in Cash ........................        (78)             10
Cash and Cash Equivalents at Beginning of Period ......        492              65
                                                           -------         -------
Cash and Cash Equivalents at End of Period ............    $   414         $    75
                                                           =======         =======

See Independent Accountants' Review Report and Notes to Financial Statements.


The Berkshire Gas Company
Notes to Financial Statements
March 31, 1996
- -------------------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)

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

RECLASSIFICATION:

      The Company has reclassified certain amounts for prior years to conform with the 1996 presentation.

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

      During the period ended March 31, 1996, the Company continued the analysis and field review of two parcels of real estate formerly used for gas manufacturing operations, which had been found to contain coal tar deposits and other substances associated with by-products of the gas manufacturing process. The review and assessment process began in 1985 with respect to the first site which is owned by the Company, and in 1989 with respect to the second site, which was formerly owned by the Company. With the review and approval of the Massachusetts Department of Environmental Protection ("MDEP"), at the first site, the investigative work is near completion and remedial alternatives are being examined. At the second site, investigative activities are continuing. It is difficult to predict the potential financial impact of the sites until first, the nature and risk is fully characterized and second, the remedial strategies and related technologies are determined. The general philosophy of the Company is one of source removal and/or reduction coupled with risk minimization. Assuming successful implementation, it is anticipated that through 2010 the level of expenditures for the site will range from $2,894 to $8,777. The anticipated level of expenditures has remained the same from prior year estimates resulting from the Company's analysis and review of the sites and the commencement of clean-up activities at the first site. The Company has recorded the most likely cost of $2,894 in accordance with SFAS No. 5. Ultimate expenditures cannot be determined until a remedial action plan can be developed and approved by the MDEP. The Company's unamortized costs at March 31, 1996 were $1,240 and should be recovered using the formula discussed above.

        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

- -------------------------------------------------------------------------------
Results of Operations - Third Quarter Ended March 31, 1996 versus Third
Quarter Ended March 31, 1995
- -------------------------------------------------------------------------------

      Since income is not significantly affected by changes in revenue due to changes in gas costs, the discussion below pertains to Operating Margin (Operating Margin or Gross Profit = Operating Revenues Net of Cost of Gas Sold). Berkshire Gas Company considers Operating Margin to be a more pertinent measure of operating results than Operating Revenues.

      Operating Margin increased $1,433,000 or 13.8% from the three months ended March 31, 1995. Operating Margin is primarily affected by the change in the level of firm gas sold and transported. The Company is required to recover or return to the customer through the Cost of Gas Adjustment Clause any changes in the cost of natural gas. Interruptible gas sold and transported has no affect on Operating Margin since those margins are flowed back to the firm customer. The increase from 1995 is primarily due to higher volumes of firm gas sold due to 13% colder winter weather than the prior year, and to a lesser extent, an increase in the number of customers.

                                                                   1996          1995
                                                                   ----          ----

3 Month Firm MCF Sold & Transported ........................     2,791,956     2,470,615
3 Month Operating Margin ...................................   $11,830,000   $10,397,000
3 Month Average Operating Margin Per Firm MCF ..............   $      4.24   $      4.21


      Depreciation Expense increased $195,000 due to an increase in the amount of depreciable assets.

      Other Income increased $87,000 from the quarter ended March 31, 1995. The increase was primarily due to an increase in propane revenues of $79,000 due to colder than normal weather, and to a lesser extent, an increased customer base.

      Other Taxes increased $23,000 due to increase in personal property taxes resulting from increased plant.

      Income Taxes increased $484,000 due to changes in net earnings as discussed above.

        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
- -------------------------------------------------------------------------------
Results of Operations - Nine Months Ended March 31, 1996 versus Nine
Months Ended March 31, 1995
- -------------------------------------------------------------------------------

      Operating Margin increased $2,360,000 or 12.7% as compared with the nine months ended March 31, 1995. During the period November 1 - April 30, the Company bills its' customers at a winter rate structure that provides greater operating margins than the summer rate structure. The increase over 1995 resulted from 15% colder weather during November through March causing higher volumes of firm gas sold at winter rates, and to a lesser extent, an increase in the number of customers.

                                                                  1996            1995
                                                                  ----            ----

9 Month Firm MCF Sold & Transported ........................     5,155,001      4,659,255
9 Month Operating Margin ...................................   $20,918,000    $18,558,000
9 Month Average Operating Margin Per Firm MCF ..............   $      4.06    $      3.98


      Other Operating Expenses decreased $283,000 or 3.2% from the nine months ended March 31, 1995. The decrease is primarily due to reduced Administrative and General costs of $399,000 due to a reduction in regulatory costs, and reduced legal and consulting expenses, lower Transmission and Distribution expense of $162,000 due to personnel reduction and cost containment measures, reduced Customer Accounts expense of $67,000 due to automation, partially offset by an increase in bad debt expense of $385,000.

      Depreciation expense increased $290,000 or 10.0% due to an increase in the level of depreciable assets.

      Other Income increased $18,000 from 1995 primarily due to an increase in Propane revenues of $226,000 due to colder weather, partially offset by lower interest income of $174,000 from the over/under collection of gas costs from customers through the CGAC.

      Interest Expense decreased $90,000 or 3.2% due to favorable borrowing rates as well as retirement of long-term debt.

      Income Taxes increased $956,000 due to changes in net earnings as discussed above.

        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
- -------------------------------------------------------------------------------
Results of Operations - Twelve Months Ended March 31, 1996 versus Twelve
Months Ended March 31, 1995
- -------------------------------------------------------------------------------

      Earnings available for Common Stock were $3,343,000 for the twelve months ended March 31, 1996 as compared to $1,656,000 for 1995. The increase is due primarily to 15% colder weather during the winter of fiscal 1996.

      Operating Margin increased $2,252,000 or 9.7% over the twelve months ended March 31, 1995. Operating Margin is primarily affected by the change in the level of firm gas sold and transported.

      The Company's sales are affected by weather as the majority of its firm customers use natural gas for heating. The increase over 1995 is primarily due to higher volumes of firm gas sold due to 12.5% colder temperatures for the twelve month period.

                                                                   1996           1995
                                                                   ----           ----

12 Month Firm MCF Sold & Transported .......................     6,443,836      5,975,641
12 Month Operating Margin ..................................   $25,473,000    $23,221,000
12 Month Average Operating Margin Per Firm MCF .............   $      3.95    $      3.89


      Other Operating Expenses decreased $1,082,000 or 8.7% from the twelve months ended March 31, 1995 due to the Company's cost containment programs. The decrease reflects lower Administrative and General costs of $964,000 due to lower insurance, regulatory costs, legal and association dues; reduced Transmission and Distribution of $243,000 due to reduced payroll and lower system maintenance costs, lower marketing costs from reduced payroll and advertising, partially offset by higher levels of uncollectible accounts of $243,000.

      Depreciation expense increased $310,000 due to an increase in the amount of depreciable assets.

      Other Income decreased $626,000 from 1995. The decrease was due to an insurance settlement that was included in the prior period in the amount of $403,000 (net of taxes and amounts previously recorded). Interest Income was $205,000 less resulting from the overcollection of prior period gas costs through the CGAC. Jobbing revenues were $89,000 less due to lower levels of service activity and appliance rental revenues were $79,000 less due to higher depreciation on equipment, partially offset by an increase in propane revenue of $317,000 due to colder weather during the winter of fiscal 1996, and a larger customer base.

      Interest Expense decreased $52,000 for the reasons noted above in the nine month explanations.

      Income Taxes increased $802,000 over 1995 due to increased earnings.

      Dividends declared on Common Stock increased $211,000 due to additional shares outstanding. The Company sold 295,000 shares of Common Stock during the second quarter of fiscal 1995, and sold 47,000 shares through the Dividend Reinvestment Plan ("DRIP") over the twelve month period.

Liquidity and Capital Resources - March 31, 1996

      The Company added approximately $4,930,000 to Plant assets during the nine months ended March 31, 1996. These construction expenditures primarily represent investments in new and replacement mains and services, and the conversion to automated meter reading.

      The capital structure of the Company at March 31, 1996 was 48.0% Common Equity, 13.5% Preferred Stock and 38.5% Long-Term Debt.

      The Company initially finances construction expenditures and other funding needs primarily with short-term bank borrowings, and to a lesser extent with the reinvestment of dividends. The Company continually evaluates its short-term borrowing position and based on prevailing interest rates, market conditions, etc., makes determinations regarding conversion of short-term borrowings to long-term debt or equity. As part of this process and in keeping with its cost containment incentives, the Company called for and redeemed those series of debt that presently do not have high premium calls, First Mortgage Bonds, Series K, 7.875% at $520,000 and First Mortgage Bonds, Series M, 9.375% at $640,000 and the 9 1/8% Debentures at $5,743,000 during the third quarter of fiscal 1996. The Company is negotiating the purchase of the 8.4% Preferred stock of $8,000,000.

      Funds for environmental clean-up costs are initially financed through short-term borrowings and all such costs will be recovered over a seven year period under a ruling issued by the MDPU.


PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings
- -------     -----------------

            The Company and the general contractor, along with the general contractor's bonding company have reached an agreement to resolve all issues in relation to the construction of a transportation pipeline for which the Company served as developer. That settlement was approved by the Bankruptcy Court on February 16, 1996 and had no material financial impact on the Company.

            During the second quarter the Company, along with some current and former employees, were named in an harassment suit. Although the Company cannot predict the ultimate outcome of the claim, which the Company believes is without merit, it intends to contest the claim vigorously and believes that the outcome will not have a material adverse impact on the overall financial position or results of operations.

Item 2.     Changes in Securities
- -------     ---------------------

            Not Applicable

Item 3.     Defaults Upon Senior Securities
- -------     -------------------------------

            Not Applicable

Item 4.     Other Information
- -------     -----------------

            Not Applicable

Item 5.     Exhibits and Reports on Form 8 - K
- -------     ----------------------------------

            (a) List of Exhibits
                27 - Financial Data Schedule


The balance sheet as of March 31, 1996, the related statements of income and retained earnings for the three, nine and twelve month periods ended March 31, 1996 and 1995, and the statements of cash flows for the nine month periods ended March 31, 1996 and 1995 have been reviewed, prior to filing, by the Registrants independent public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented below.


Deloitte &
  Touche LLP
- ------------

                                     ------------------------------------------
                                     City Place        Telephone:(860) 280-3000
                                     185 Asylum Street Facsimile:(860) 280-3051
                                     Hartford, Connecticut 06103-3402

INDEPENDENT ACCOUNTANTS' REPORT

The Berkshire Gas Company:

We have reviewed the accompanying balance sheet of The Berkshire Gas Company as of March 31, 1996, the related statements of income and retained earnings for the three month, nine month and twelve month periods ended March 31, 1996 and 1995, and the statements of cash flows for the nine month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP
May 8, 1996


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


                                       THE BERKSHIRE GAS COMPANY
                                       -------------------------
                                       Registrant


                                       /s/ Michael J. Marrone
                                       ---------------------------
                                       Michael J. Marrone
                                       Vice President, Treasurer &
                                       Chief Financial Officer


Dated: May 14, 1996