Form 10-K
period 1996-06-30
BERKSHIRE GAS CO /MA/
filed 1996-09-26
CIK 317406

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                  FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended June 30, 1996 or
                          -------------

[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
(No fee required)
      For the transition period from __________________ to __________________

Commission File Number   0-1857-3
                       ------------

                          The Berkshire Gas Company
- -------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

Massachusetts                             04-1731220
- -------------------------------------	  ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

115 Cheshire Road, Pittsfield, MA         01201-1879
- -------------------------------------     ------------------------------------
(Address of Principal Executive Offices)     (Zip Code)

                               (413) 442-1511
- ------------------------------------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
                                       Name of Each Exchange
Title of Each Class                    on Which Registered
- -------------------                    ---------------------

- ---------------------------------      --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $2.50 Per Share
- ------------------------------------------------------------------------------
                              (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X     No
                                                    ---------    --------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

      Aggregate market value of shares of Common Stock, $2.50 par value of the Registrant held by non-affiliates as of July 31, 1996 was $33,005,685. Total shares of common stock of the Registrant outstanding as of July 31, 1996 were 2,161,296.

Documents Incorporated by Reference:

1. The Berkshire Gas Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996 (Items 5, 6, 7, and 8 of Part II).

2. The Berkshire Gas Company's definitive Proxy Statement, to be filed on October 11, 1996, pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (Items 10, 11, 12 and 13 of Part III).


                          THE BERKSHIRE GAS COMPANY
                                   PART I
                                   ------

                              Table of Contents

                                                     Item      Page
                                                     Number    Number
                                                     ------    ------

Business                                                1         3
Properties                                              2        11
Legal Proceedings                                       3        12
Submission of Matters to a Vote of
  Security Holders                                      4        12
Additional Items                                        -        12
  (Executive Officers of the Registrant)

                                   PART II
                                   -------

Market For Registrant's Common Equity and Related
 Stockholder Matters                                    5        14
Selected Financial Data                                 6        14
Management's Discussion and Analysis of
 Financial Condition and Results of Operations          7        14
Financial Statements and Supplementary Data             8        14
Changes in and Disagreements with Accountants
 on Accounting and Financial Disclosure                 9        14

                                  PART III
                                  --------

Directors and Executive Officers of the Registrant     10        15
Executive Compensation                                 11        15
Security Ownership of Certain Beneficial
 Owners and Management                                 12        15
Certain Relationships and Related Transactions         13        15

                                   PART IV
                                   -------

Exhibits, Independent Auditors' Report on
 Supplemental Schedules, Financial Statement
 Schedules, and Reports on Form 8-K                    14        16


                                   PART I
                                   ------

Item I.  Business
- -----------------

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

          Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by such statements. Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties.

      Certain important factors which could cause such results to differ include risks associated with the Company's maintaining contracts with specific customers, government regulation, the increasingly competitive nature of the markets in which the Company is engaged, and dependence on key personnel. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company.

                              Territory Served

      The Company's utility service territory includes 19 communities in the western portion of the Commonwealth of Massachusetts, including the cities of Pittsfield and North Adams, the towns of Adams, Amherst, Great Barrington, Greenfield and Williamstown, and twelve smaller municipalities. The population of the area served is estimated at 190,000 and is primarily residential in character, but the territory also includes industrial, agricultural, educational, cultural and resort facilities. The Company also markets propane throughout the western portion of Massachusetts and eastern New York state. The Company currently serves over 32,000 natural gas and 5,000 propane customers.

                                  Customers

      The largest group of natural gas customers is the residential class. During the fiscal years ended June 30, 1996, 1995 and 1994, residential consumers accounted for approximately 54%, 53% and 54%; commercial and industrial consumers accounted for 42%, 44% and 44%; and transportation consumers accounted for approximately 4%, 3% and 2% of operating revenues respectively. Although transportation consumers account for a small percentage of revenues, they account for approximately 19%, 34%, and 16% of pre-tax income for fiscal years 1996, 1995 and 1994 respectively. Net income could be impacted by the loss of one or more significant transportation consumers, who are all under contracts.

      The number of natural gas customers increased 0.6% in 1996 over 1995, from 31,925 to 32,129 primarily in the residential heating class as a result of continuing marketing efforts. Total Mcf sold and transported increased from 7,392,382 Mcf in 1995 to 8,075,347 in 1996, due to colder weather than 1995, particularly during the winter heating season and to increased transportation and interruptible volumes. In 1996, Mcf sales increased 9.7% over 1994 due to the same factors as noted above. Total natural gas customers by classification at June 30 in each of the previous five years were:


                           1996     1995     1994     1993     1992
                           ----     ----     ----     ----     ----

Residential                28,073   27,894   27,524   27,199   26,734
Commercial & Industrial     4,056    4,031    3,921    3,854    3,773


                                 Competition

      Implementation of the Federal Energy Regulatory Commission's ("FERC") Order 636 has increased the potential for competition in gas procurement, supply and sale. FERC's actions have sought to encourage competition and natural gas market efficiency through deregulation and "unbundling of services" at the interstate pipeline level. This unbundling has changed the historical relationships, whereby producers sold to pipelines, pipelines sold to local distribution companies ("LDCs") such as Berkshire Gas and LDCs sold to end-users. Now LDCs or end-users may utilize pipeline services primarily for the transportation of gas purchased from third parties.

      While historically the Company has been subject to competition from electricity, oil, propane, coal and other fuels for heating, water heating, cooking, air conditioning and industrial applications, the regulatory changes have created the competition among existing and new suppliers or marketers of natural gas. As a result, the Company is subject to increasing competition from others to sell natural gas or provide brokerage service to end-users to whom the Company might otherwise have made sales or provided brokerage service. Large volume end-users are initially most likely to be the primary target for third parties seeking to make such sales. When third parties do, in fact, provide a substantial volume of sales or brokerage service to end-users located within the Company's service territory, the Company will provide the local transportation across its distribution system for such third party sales. At the current time, however, limited third party sales have occurred in the Company's service territory. Similar opportunities exist for the Company to market gas to new or existing customers, whether or not they are located within the Company's service territory.

                            Rates and Regulations

      The Company is subject to the regulatory authority of the Massachusetts Department of Public Utilities ("MDPU") with respect to various matters, including rates, financing, certain gas supply contracts, demand-side management programs and planning and safety matters.

      The principal rate classifications are residential, commercial and industrial. The Company also offers five Quasi-Firm transportation rates for large end-users as well as interruptible sales and transportation service.
The Company's rate structure is based on the cost of providing service to each customer class. Current rates became effective January 1, 1994 through a recalculation of a prior rate increase granted by the MDPU in March 1993. On May 15, 1995, the Company filed with the MDPU a change in its Transportation Terms and Conditions to coordinate its balancing and penalty practices with pipeline standards. At the same time, the Company requested revisions to its Interruptible Transportation Rate and its five Quasi-Firm Transportation Rates to be consistent with these new Terms and Conditions. On June 28, 1996, the MDPU approved the Company's revised Interruptible Transportation Rate but suspended the approval of the Terms and Conditions and Quasi-Firm Transportation Rates until January 1, 1997. Current transportation terms and conditions and rate schedules will remain in effect for all gas transported until that date.

      The Company's residential rates are designed separately for heating and non-heating purposes. Additionally, for the Company, like most other utility companies in Massachusetts, subsidized rates are available to residential customers who qualify for certain government entitlements. These customers receive a 20% discount from the standard residential rates. The commercial and industrial rates are based on load factor; that is, the cost is based on how much gas is consumed and when it is consumed. Those customers who use more than 30% of their annual usage in the summer are considered high load factor; those using less than 30% of their annual usage during the summer season are considered low load factor. There are seven classifications of load factor rates.

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

      The Company also provides several non-firm and special rates to meet the varying needs of large customers. These rates include Interruptible Sales Service whereby a customer is capable of either ceasing operations or switching to an alternate fuel. Five Quasi-Firm Transportation Rates are available for large end-users and provide firm transportation and optional standby service for less than twelve months. Additionally, a Load Management Rate is available for nonresidential customers who agree to reduce demand to a predetermined minimum level on peak days. Finally, the Company makes sales to primarily larger customers under special contracts that reflect charges, levels, and terms of service different from those under generally available tariffs. Often arrangements of this nature are made to meet competitive challenges. Such contracts must be approved by the MDPU on an individual case basis.

      The Company is also subject to standards prescribed by the Secretary of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to the design, installation, testing, construction and maintenance of pipeline facilities. The enforcement of these standards has been delegated to the MDPU which has taken an active role in such enforcement, including the application of civil penalties and the requirement of remedial programs.

      The regulation of prices, terms and conditions of interstate pipeline transportation and sales of natural gas is subject to the jurisdiction of FERC. The Company is not under the direct jurisdiction of FERC, but monitors, and periodically participates in, proceedings before FERC which involve the Company's pipeline gas suppliers/transporters, the Company's operations, and other matters pertinent to the Company's business. (See also "Competition".)

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

      During the year ended June 30, 1996, the Company continued the analysis and field review of two parcels of real estate formerly used for gas manufacturing operations, which had been found to contain coal tar deposits and other substances associated with by-products of the gas manufacturing process. The review and assessment process began in 1985 with respect to the first site, which is owned by the Company, and in 1989 with respect to the second site which was formerly owned by the Company. With the review and approval by the Massachusetts Department of Environmental Protection ("MDEP"), at one site, the investigative activities are continuing, while at the second site, the investigative work is near completion and remedial alternatives are being examined. It is difficult to predict the potential financial impact of required remediation of a site until first,the nature and risk is fully characterized, and second, the remedial strategies and related technologies are determined. The general philosophy of the Company is one of source removal and/or reduction coupled with risk minimization. Assuming successful implementation, it is anticipated that, through 2011, the level of expenditure for the sites will range from $3,290,000 to $12,302,000. The Company has recorded the most likely amount of $3,290,000 in accordance with SFAS No. 5. Ultimate expenditures cannot be determined until a remedial action plan can be developed and approved by MDEP. The Company's unamortized costs at June 30, 1996 were $973,000 and should be recovered using the formula discussed above.

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

                             Employee Relations

      The Company has 153 employees, approximately 56% of whom are represented by the United Steelworkers of America, AFL-CIO-CLC, under a contract which remains in effect until March 31, 2000. Relations with employees are generally satisfactory.

                                 Gas Supply

      In 1992, the FERC issued Order 636 which restructured interstate natural gas pipeline services. Order 636 required that interstate pipeline companies unbundle (i.e., separate) their sales, transportation and storage services and provide all transportation services on a basis that was equal in quality for gas supplies whether purchased from the pipeline or from any gas supplier. Ultimately, the Company's customers should benefit over the long-term from the restructuring undertaken under 636. However, during the near term, the Company is subject to the pass-through of additional transition costs associated with the industry restructuring that Tennessee is and will be incurring.

      During fiscal 1994, the Company completed its conversion of firm supply contracts from its interstate pipeline supplier, Tennessee, to third party suppliers as mandated by Order 636. The Company's purchases of natural gas under contracts lasting more than one year are subject to the approval of the MDPU.

      The Company's portfolio of firm natural gas contracts consists of Aquila Energy Marketing (2,683 Mcf/day); Boundary Gas (1,050 Mcf/day); Natural Gas Clearinghouse ("NGC") "Cosmic" (2,682 Mcf/day) and NGC "636"(4,920 Mcf/day); and Tenngasco Corporation("TC")(7,599 Mcf/day). The remaining terms of the Company's gas supply contracts range from approximately four years to six years.

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

      In addition, on December 21, 1994, the Company executed two contracts with Distrigas of Massachusetts Corporation ("DOMAC")which entitled the Company to receive up to 5,263 Mcf per day of peaking gas. These contracts are renewable from year to year.

      The Company estimates that its supply of natural gas and supplemental sources under contract are adequate to meet the anticipated needs of the Company's customers for the foreseeable future. The annual sources of supply are as follows: firm long-haul pipeline natural gas, including storage gas, 8,459,574 Mcf; natural gas peaking service (Altresco), 307,000 Mcf; ("DOMAC") 1,920,995 Mcf; and Liquefied Petroleum Gas, 13,800 Mcf (daily capability). Additional pipeline supplies designated as "best efforts" or "interruptible" are available from time to time, but are subject to daily curtailment at the suppliers'/transporters' discretion.

      The Company has five Liquefied Petroleum Gas ("LPG") plants and one temporary portable Liquefied Natural Gas ("LNG") vaporizing unit which are utilized on peak days to supplement the pipeline natural gas supply. By supplementing its natural gas supply with LPG, the Company is able to meet its customers' requirements during peak periods. The Company's pipeline deliveries combined with LPG facilities' storage capacity yield a maximum daily sendout of approximately 54,900 Mcf. Actual maximum daily sendout during the 1995-96 heating season was 44,161 Mcf, which occurred on January 5, 1996 with an average temperature of -1 degree Fahrenheit. During the fiscal year ended June 30, 1996, the Company purchased an aggregate of 5,998,299 Mcf of interstate pipeline natural gas at an average cost of $3.7234 per Mcf. The average cost in each of the three preceding years ended June 30 was: 1995 - $3.2820; 1994 - $3.9725; and 1993 - $3.9881. The composition of gas supply for customer requirements during the fiscal year ended June 30, 1996 was:
99.7% natural gas and .3% LNG and LPG.

   On December 29, 1994, Tennessee filed with the FERC a general rate increase (Docket RP 95-112) seeking $181 million in additional jurisdictional revenues. On January 25, 1995, the FERC issued an order which accepted Tennessee's rate filing, suspended it for five months, and established hearing and technical conference procedures to address various rate and operational tariff issues. Intensive rate settlement negotiations were held among the parties from January through March 1996. On April 5, 1996 Tennessee filed a Stipulation and Agreement which resolved all outstanding issues in the proceeding. The Stipulation provides for:(a) a cost of service of $689 million;(b) a settlement period consisting of two phases, Phase I covering the period July 1, 1995-October 31, 1996 and Phase II beginning November 1, 1996;(c) the reclassification of $80 million of fixed costs to the commodity component beginning in Phase II; (d) reduced seasonalized fuel rates beginning in Phase II; (e) Market Area Storage billing determinants equal to first day deliverability and 9 Mmdth of storage space inputted for system use, (f) a rate case effective date moratorium until November 1, 1998; and (g) credits to various customers on an annual basis for both Phase I and Phase II. On May 30, 1996, the Presiding Judge issued an order certifying the Stipulation to the FERC. The Stipulation and Agreement awaits approval by the FERC. Upon receipt of approval, subsequent refunds will be made by Tennessee to its customers. All such refunds returned to the Company will be returned to the Company's customers through the Company's CGAC and will effectively reduce the cost of gas to its customers.

Item 2.  Properties
- -------------------

      The Company has approximately 660 miles of distribution mains, the major portion of which are constructed of coated steel, plastic or cast iron. Berkshire owns and operates five auxiliary liquefied petroleum gas plants for supplementing its supply of natural gas. (See "Business - Gas Supply"). The Company has five terminal stations receiving gas from the interstate pipeline.

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

Item 3.  Legal Proceedings
- --------------------------

      With reference to the matters discussed in Item I "Environmental Matters", the Company notified its present and former insurance carriers that it has incurred and will incur further costs associated with the previously-referenced coal tar deposits, for which it will seek coverage under applicable insurance policies. No litigation has yet commenced and it is not possible to determine the extent to which recovery of costs will ultimately be obtained from such insurance carriers.

      Claims against the Company by a general contractor along with the general contractor's bonding company involved in the construction of a transportation pipeline for which the Company served as developer have been resolved. A settlement was approved by the Bankruptcy Court on February 16, 1996 and had no material financial impact on the Company.

      The Company is also involved with other legal proceedings incidental to its business. At the present time the Company cannot predict the outcomes of these proceedings and also believes that the outcome will not have a material adverse impact on its overall financial position or results of operations.

Item 4.  Submission of Matters To A Vote Of Security Holders
- ------------------------------------------------------------

      None.

Additional Items
- ----------------

Executive Officers of the Registrant

      The table set forth below shows the names, titles and ages of all executive officers of the Registrant as of June 30, 1996. There is no family relationship among officers of the Registrant. There is no arrangement between any of the officers and any other person(s) pursuant to which such officer as or is to be elected as an officer.

                                                Served in This
Name                     Title                  Capacity Since    Age
- ----                     -----                  --------------    ---

S.S. Robinson    President and Chief            10-28-87          56
                 Executive Officer

M.J. Marrone     Vice President, Treasurer      10-28-87          54
                 and Chief Financial Officer

L.H. Hotman      Vice President of Supply,      10-16-91          53
                 Rates and Planning

D.P. Atwater     Vice President of Customer     11-14-95          47
                 Services

R.M. Allessio    Vice President of Marketing    11-14-95          46
                 and Distribution


The executive officers are elected annually.

      Listed below is a brief account of the business of each of the above executive officers during the past five years.

Name               Capacity in Which Served During Past Five Years
- ----               -----------------------------------------------

S.S. Robinson      President and Chief Executive Officer

M.J. Marrone       Vice President, Treasurer and Chief Financial Officer

L.H. Hotman        Vice President of Supply, Rates & Planning; Vice
                   President of Supply, Rates & Marketing

D.P. Atwater       Vice President of Customer Services; Director of Customer
                   Services, Manager of Distribution - Engineering

R.M. Allessio      Vice President of Marketing and Distribution; Director of
                   Marketing and Distribution; Director of Engineering and
                   Distribution; Chief Engineer


                                   PART II
                                   -------

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters
- ------------------------------------------------------------------------------

      The number of registered common shareholders of record of the Registrant as of the close of business on July 31, 1996 was 1,881. The other information required is contained in The Berkshire Gas Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996 ("Registrant's Annual Report") on page 31, under the heading "Quarterly Financial Information".
This information is hereby incorporated by reference in this report.

Item 6.  Selected Financial Data
- --------------------------------

      The information required is contained in Registrant's Annual Report on pages 14 - 15, under the heading "10-Year Comparative Summary of Operations and Statistics". This information is hereby incorporated by reference in this report.

Item 7.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
and Results of Operations
- -------------------------

      The information required is contained in Registrant's Annual Report on pages 16 - 18, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". This information is hereby incorporated by reference in this report.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

      The information required is contained in Registrant's Annual Report on pages 19 - 31, in the financial statements of The Berkshire Gas Company for the years ended June 30, 1996, 1995 and 1994 together with the related notes to financial statements, under the heading "Independent Auditors' Report", and under the heading "Quarterly Financial Information". This information is hereby incorporated by reference in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting
- --------------------------------------------------------------------
and Financial Disclosure
- ------------------------

      None.

                                  PART III
                                  --------

Items 10, 11, 12 and 13
- -----------------------

      The information required regarding the Executive Officers of the Registrant is included in Part I under "Additional Items". Certain other information called for by Items 10, 11, 12 and 13 has been omitted from this report pursuant to General Instruction G(3), and is incorporated herein by reference from the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Company's last fiscal year.

                                   PART IV
                                   -------

Item 14.  Exhibits, Independent Auditors' Report on Supplemental
- ----------------------------------------------------------------
Schedules, Financial Statement Schedules and Reports on Form 8-K
- ----------------------------------------------------------------

(a)   1.  Financial Statements
          --------------------

      The following financial statements and related notes are contained in the Registrant's Annual Report for the fiscal year ended June 30, 1996 and are incorporated herein by reference.

      Report of Independent Auditors.

      Statements of Income and Retained Earnings for the years ended June 30, 1996, 1995 and 1994.

      Balance Sheets, June 30, 1996, 1995 and 1994.

      Statements of Common Shareholders' Equity and Redeemable
      Cumulative Preferred Stock, June 30, 1996, 1995 and 1994.

      Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994.

      Notes to Financial Statements.

      Selected Quarterly Financial Data (unaudited) for the years ended June 30, 1996, 1995 and 1994.

Item 14.  Exhibits, Independent Auditors' Report on Supplemental
- ----------------------------------------------------------------
Schedules, Financial Statement Schedules and Reports on Form 8-K
- ----------------------------------------------------------------


Deloitte &
 Touche LLP
- -----------                      ----------------------------------------------
                                 City Place           Telephone: (203) 280-3000
                                 185 Asylum Street    Facsimile: (203) 280-3051
                                 Hartford, Connecticut 06103-3402


2.  INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES

To the Shareholders of
The Berkshire Gas Company:

      We have audited the financial statements of The Berkshire Gas Company as of June 30, 1996, 1995 and 1994, and for each of the three fiscal years in the period ended June 30, 1996 and have issued our report thereon dated August 19, 1996; such financial statements and report are included in The Berkshire Gas Company's 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Berkshire Gas Company, listed in item 14. These financial statement schedules are the responsibility of The Berkshire Gas Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedules, when considered in relation to the basic financial statements, taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


August 19, 1996



      3.  Financial Statement Schedules
          -----------------------------

      The information called for by this item appears under the caption "Financial Statement Schedules and Exhibits Filed with Annual Report on Form 10-K" (page 1 hereof). Such information is incorporated by reference herein.

      4.  Exhibits
          --------

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

Date: August 26, 1996                  By: /s/ Scott S. Robinson
                                           ----------------------------------
                                           Scott S. Robinson, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities on the dates indicated.

Signatures                        Capacity                   Date
- ----------                        --------                   ----

/s/ J.T. Kelly                    Director               August 26, 1996
- -----------------------------
J.T. Kelley
Chairman of the Board

/s/ Scott S. Robinson             Principal Executive    August 26, 1996
- -----------------------------
Scott S. Robinson                 Officer; Director
President and Chief
Executive Officer

/s/ Michael J. Marrone            Principal Financial    August 26, 1996
- -----------------------------
Michael J. Marrone                & Accounting Officer
Vice President, Treasurer
and Chief Financial Officer

/s/ George R. Baldwin             Director               August 26, 1996
- -----------------------------
George R. Baldwin

/s/ John W. Bond                  Director               August 26, 1996
- -----------------------------
John W. Bond

/s/ Paul L. Gioia                 Director               August 26, 1996
- -----------------------------
Paul L. Gioia

/s/ William S. Goedecke           Director               August 26, 1996
- -----------------------------
William S. Goedecke

/s/ Franklin M. Hundley           Director               August 26, 1996
- -----------------------------
Franklin M. Hundley

/s/ Robert B. Trask               Director               August 26, 1996
- -----------------------------
Robert B. Trask





                          THE BERKSHIRE GAS COMPANY

                        FINANCIAL STATEMENT SCHEDULES

                                     and

                                  EXHIBITS

                                 Filed With

                         ANNUAL REPORT ON FORM 10-K





                                EXHIBIT INDEX
                                -------------

      Certain of the following exhibits are filed herewith or will be filed herewith by amendment. Certain other of the following exhibits have heretofore been filed with the Commission and pursuant to Rule 411 are incorporated herein by reference.

Exhibit
Number                              Description
- -------                             -----------

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

10(f) Contract for the transportation of natural gas under FT-A rate schedule between the Company and Tennessee Gas Pipeline Company, contract number 2064, dated September 1, 1993. Filed as Exhibit 10(f) on the Company Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference thereto.

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

13(a)      Annual Report to Shareholders

           Filed Herewith:
           A copy of the Company's Annual Report to Shareholders for fiscal year ended June 30, 1996.

27(a)      Financial Data Schedule

           Filed Herewith:
           Financial Data Schedule for the fiscal year ended June 30, 1996.




                          THE BERKSHIRE GAS COMPANY
                              OTHER ALLOWANCES
                      FOR THE YEAR ENDED JUNE 30, 1996
                      --------------------------------
                                  ($000'S)



COLUMN A                     COLUMN B                   COLUMN C                                   COLUMN D          COLUMN E
- -----------------------------------------------------------------------------------------------------------------------------
                                                        ADDITIONS                                 DEDUCTIONS
                                          -------------------------------------------    ------------------------
                             BALANCE AT   CHARGED TO                                                                 BALANCE
                             BEGINNING    OPERATING PROFIT    CHARGED TO OTHER ACCTS.                                AT CLOSE
                                                              -----------------------
DESCRIPTION                  OF PERIOD    & LOSS OR INCOME    ACCOUNT          AMOUNT    DESCRIPTION       AMOUNT    OF PERIOD
- -----------                  ----------   ----------------    -------          ------    -----------       ------    ---------

ALLOWANCES DEDUCTED FROM
ASSETS TO WHICH THEY APPLY

Reserved for bad debts:

Gas Accounts                 $832         $1,110              App. Rental      $ 18      Accts. charged    $1,240    $720
                                                                                         off - less
                                                                                         recoveries

Merchandise &                  44                             Merchandise &      52      Accts. charged        63      33
Jobbing Accts.                                                Jobbing                    off - less
                                                              Operations                 recoveries

Liq. Petroleum                 74                             Liq. Petroleum     46      Accts. charged        57      63
Gas Accounts                 ----                             Operations       ----      off - less	   ------    ----
                                                                                         recoveries

TOTAL                        $950         $1,110                               $116                        $1,360    $816
                             ====         ======                               ====                        ======    ====



                          THE BERKSHIRE GAS COMPANY
                              OTHER ALLOWANCES
                      FOR THE YEAR ENDED JUNE 30, 1995
                      --------------------------------
                                  ($000'S)



COLUMN A                     COLUMN B                   COLUMN C                                   COLUMN D          COLUMN E
- -----------------------------------------------------------------------------------------------------------------------------
                                                        ADDITIONS                                 DEDUCTIONS
                                          -------------------------------------------    ------------------------
                             BALANCE AT   CHARGED TO                                                                 BALANCE
                             BEGINNING    OPERATING PROFIT    CHARGED TO OTHER ACCTS.                                AT CLOSE
                                                              -----------------------
DESCRIPTION                  OF PERIOD    & LOSS OR INCOME    ACCOUNT          AMOUNT    DESCRIPTION       AMOUNT    OF PERIOD
- -----------                  ---------    ----------------    -------          ------    -----------       ------    ---------

ALLOWANCES DEDUCTED FROM
ASSETS TO WHICH THEY APPLY

Reserved for bad debts:

Gas Accounts                 $727         $628                App. Rental      $ 18      Accts. charged    $541      $832
                                                                                         off - less
                                                                                         recoveries

Merchandise &                  21                             Merchandise &      50      Accts. charged      27        44
Jobbing Accts.                                                Jobbing                    off - less
                                                              Operations                 recoveries

Liq. Petroleum                 68                             Liq. Petroleum     45      Accts. charged      39        74
Gas Accounts                 ----                             Operations       ----      off - less        ----      ----
                                                                                         recoveries

TOTAL                        $816         $628                                 $113                        $607      $950
                             ====         ====                                 ====                        ====      ====


                          THE BERKSHIRE GAS COMPANY
                              OTHER ALLOWANCES
                      FOR THE YEAR ENDED JUNE 30, 1994
                      --------------------------------
                                  ($000'S)



COLUMN A                     COLUMN B                   COLUMN C                                   COLUMN D          COLUMN E
- -----------------------------------------------------------------------------------------------------------------------------
                                                        ADDITIONS                                 DEDUCTIONS
                                          -------------------------------------------    ------------------------
                             BALANCE AT   CHARGED TO                                                                 BALANCE
                             BEGINNING    OPERATING PROFIT    CHARGED TO OTHER ACCTS.                                AT CLOSE
                                                              -----------------------
DESCRIPTION                  OF PERIOD    & LOSS OR INCOME    ACCOUNT          AMOUNT    DESCRIPTION       AMOUNT    OF PERIOD
- -----------                  ---------    ----------------    -------          ------    -----------       ------    ---------

ALLOWANCES DEDUCTED FROM
ASSETS TO WHICH THEY APPLY

Reserved for bad debts:

Gas Accounts                 $600         $1,176              App. Rental      $13       Accts. charged    $1,062    $727
                                                                                         off - less
                                                                                         recoveries

Merchandise &                  20                             Merchandise &      7       Accts. charged         6      21
Jobbing Accts.                                                Jobbing                    off - less
                                                              Operations               	 recoveries

Liq. Petroleum                 54                             Liq. Petroleum    42       Accts. charged        28      68
Gas Accounts                 ----                             Operations       ---       off - less        ------    ----
                                                                                         recoveries

TOTAL                        $674         $1,176                               $62                         $1,096    $816
                             ====         ======                               ===                         ======    ====