Form 10-Q
period 1996-12-31
BERKSHIRE GAS CO /MA/
filed 1997-02-11
CIK 317406

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarter Ended December 31, 1996            Commission File No. 0-1857-3


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


                               Yes  [X]    No  [ ]


At December 31, 1996, the Registrant had issued and outstanding 2,177,377 shares of Common Stock, par value $2.50.



                            THE BERKSHIRE GAS COMPANY
             STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
                                 (In Thousands)



                                                 Three Months     Three Months
                                                Ended 12/31/96   Ended 12/31/95
                                                --------------   --------------


Operating Revenues                                 $ 12,109         $ 11,952
Cost of Gas Sold                                      5,650            5,298
                                                   -------------------------

Operating Margin                                      6,459            6,654
                                                   -------------------------

Other Operating Expenses                              2,905            2,975
Depreciation                                          1,003              982
                                                   -------------------------

      Total                                           3,908            3,957
                                                   -------------------------
Utility Operating Income                              2,551            2,697
Other Income - Net                                      747              466
                                                   -------------------------

Operating and Other Income                            3,298            3,163
Interest Expense                                      1,034              912
Other Taxes                                             438              402
                                                   -------------------------

      Pre-Tax Income                                  1,826            1,849

Income Taxes                                            702              711
                                                   -------------------------

NET INCOME                                            1,124            1,138
Retained Earnings at Beginning of Period              6,396            5,389
                                                   -------------------------

      Total                                           7,520            6,527
                                                   -------------------------

Dividends Declared:
  Preferred Stock                                        88              173
  Common Stock                                          609              584
                                                   -------------------------

      Total Dividends                                   697              757
                                                   -------------------------

Retained Earnings at End of Period                 $  6,823         $  5,770
                                                   =========================

Earnings Available for Common Stock                $  1,036         $    965
                                                   -------------------------

Average Shares of Common Stock Outstanding          2,177.4          2,125.0
                                                   -------------------------

Earnings Per Share of Common Stock                 $   0.48         $   0.45
                                                   =========================


See Independent Accountants' Review Report and Notes to Financial Statements.



                            THE BERKSHIRE GAS COMPANY
             STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
                                 (In Thousands)



                                                  Six Months       Six Months
                                                Ended 12/31/96   Ended 12/31/95
                                                --------------   --------------

Operating Revenues                                 $ 16,226         $ 16,105
Cost of Gas Sold                                      7,282            7,017
                                                   -------------------------

Operating Margin                                      8,944            9,088
                                                   -------------------------

Other Operating Expenses                              5,635            5,257
Depreciation                                          1,339            1,317
                                                   -------------------------

      Total                                           6,974            6,574
                                                   -------------------------
Utility Operating Income                              1,970            2,514
Other Income - Net                                    1,163              782
                                                   -------------------------

Operating and Other Income                            3,133            3,296
Interest Expense                                      1,824            1,779
Other Taxes                                             626              593
                                                   -------------------------

      Pre-Tax Income                                    683              924

Income Taxes                                            267              360
                                                   -------------------------

NET INCOME                                              416              564
Retained Earnings at Beginning of Period              7,883            6,718
                                                   -------------------------
      Total                                           8,299            7,282
                                                   -------------------------

Dividends Declared:
  Preferred Stock                                       261              346
  Common Stock                                        1,215            1,166
                                                   -------------------------

      Total Dividends                                 1,476            1,512
                                                   -------------------------

Retained Earnings at End of Period                 $  6,823         $  5,770
                                                   =========================

Earnings Available for Common Stock                $    155         $    218
                                                   -------------------------

Average Shares of Common Stock Outstanding          2,169.0          2,119.0
                                                   -------------------------

Earnings Per Share of Common Stock                 $   0.07         $   0.10
                                                   =========================


See Independent Accountants' Review Report and Notes to Financial Statements.



                            THE BERKSHIRE GAS COMPANY
             STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
                                 (In Thousands)



                                                Twelve Months    Twelve Months
                                                Ended 12/31/96   Ended 12/31/95
                                                --------------   --------------

Operating Revenues                                 $ 46,170         $ 47,121
Cost of Gas Sold                                     20,480           23,079
                                                   -------------------------

Operating Margin                                     25,690           24,042
                                                   -------------------------

Other Operating Expenses                             11,860           11,310
Depreciation                                          3,868            3,719
                                                   -------------------------

      Total                                          15,728           15,029
                                                   -------------------------

Utility Operating Income                              9,962            9,013
Other Income - Net                                    1,916            1,447
                                                   -------------------------

Operating and Other Income                           11,878           10,460
Interest Expense                                      3,516            3,355
Other Taxes                                           1,748            1,905
                                                   -------------------------

      Pre-Tax Income                                  6,614            5,200

Income Taxes                                          2,548            1,997
                                                   -------------------------

NET INCOME                                            4,066            3,203
Retained Earnings at Beginning of Period              5,770            5,580
                                                   -------------------------
      Total                                           9,836            8,783
                                                   -------------------------

Dividends Declared:
  Preferred Stock                                       607              693
  Common Stock                                        2,406            2,320
                                                   -------------------------

      Total Dividends                                 3,013            3,013
                                                   -------------------------

Retained Earnings at End of Period                 $  6,823         $  5,770
                                                   =========================

Earnings Available for Common Stock                $  3,459         $  2,510
                                                   -------------------------

Average Shares of Common Stock Outstanding          2,153.9          2,105.5
                                                   -------------------------

Earnings Per Share of Common Stock                 $   1.61         $   1.19
                                                   =========================


See Independent Accountants' Review Report and Notes to Financial Statements.



                            THE BERKSHIRE GAS COMPANY
                                 BALANCE SHEETS
                                 (In Thousands)


                                                          December 31,    June 30,
                                                             1996           1996
                                                          (Unaudited)     (Audited)
                                                          ------------    ---------

ASSETS:
Utility Plant:
  Utility Plant - at original cost                          $  99,296     $ 96,571
  Less: Accumulated Depreciation                               26,207       25,356
                                                            ----------------------

      Utility Plant - Net                                      73,089       71,215
                                                            ----------------------
Other Property:
  Other Property - at original cost                            11,621       11,229
  Less:  Accumulated Depreciation                               5,618        5,280
                                                            ----------------------

      Other Property - Net                                      6,003        5,949
                                                            ----------------------

Current Assets:
  Cash                                                            402          196
  Accounts Receivable
    Utility Service (less allowance: Dec. 1996-$569;
     June 1996-$720)                                            7,036        5,781

    Merchandise & Other (less allowance: Dec. 1996-$118;
     June 1996-$96)                                             1,153          685

     Other Receivables                                            173          347
     Inventories (at the lower of average cost or market):
       Natural Gas                                              2,806        1,330
       Liquefied Petroleum                                        454          248
       Materials and Supplies                                   1,481        1,492
       Prepayments and Other                                      586          307
       Prepaid and Current Deferred Taxes                       1,934          249
       Recoverable(Refundable) Gas Costs                        3,784         (831)
                                                            ----------------------

          Total Current Assets                                 19,809        9,804
                                                            ----------------------

     Deferred Debits:
       Unamortized Debt Expense                                 2,240          729
       Capital Stock Expense                                      454          508
       Environmental Cleanup Costs                              1,048          973
       Other                                                    1,674        1,192
                                                            ----------------------

          Total Deferred Debits                                 5,416        3,402
                                                            ----------------------

   Recoverable Environmental Cleanup Costs                      3,290        3,290
                                                            ----------------------

          TOTAL ASSETS                                      $ 107,607     $ 93,660
                                                            ======================


See Independent Accountants' Review Report and Notes to Financial Statements.



                   THE BERKSHIRE GAS COMPANY
                          BALANCE SHEETS
                          (In Thousands)



                                                         December 31,    June 30,
                                                             1996          1996
                                                         (Unaudited)     (Audited)
                                                         ------------    ---------

CAPITALIZATION AND LIABILITIES Common Shareholders'
 Equity:
  Common Stock                                             $   5,443     $  5,382
  Premium on Common Stock                                     16,652       16,330
  Retained Earnings                                            6,823        7,883
                                                           ----------------------

      Total Common Shareholders' Equity                       28,918       29,595
                                                           ----------------------

Redeemable Cumulative Preferred Stock                            363        8,406
                                                           ----------------------

Long-Term Debt                                                40,000       31,999
                                                           ----------------------

Current Liabilities:
  Notes Payable to Banks                                      14,965        3,636
  Accounts Payable                                             4,727        3,176
  Other Current Liabilities                                    2,246        2,453
                                                           ----------------------
      Total Current Liabilities                               21,938        9,265
                                                           ----------------------

      Other Liabilities                                        1,391        1,159
                                                           ----------------------

Unamortized Investment Tax Credit                              1,244        1,280
                                                           ----------------------

Deferred Income Taxes                                         10,463        8,666
                                                           ----------------------

Reserve for Recoverable Environmental Cleanup Costs            3,290        3,290
                                                           ----------------------

TOTAL CAPITALIZATION AND LIABILITIES                       $ 107,607     $ 93,660
                                                           ======================


See Independent Accountants' Review Report and Notes to Financial Statements.



                            THE BERKSHIRE GAS COMPANY
                      STATEMENTS OF CASH FLOWS - Unaudited
                                 (In Thousands)



                                                            Six Months        Six Months
                                                          Ended 12/31/96    Ended 12/31/95
                                                          --------------    --------------

Cash Flows from Operating Activities:
  Net Income                                                 $    416          $    564

Adjustments to Reconcile Net Income to Net Cash Used
 in Operating Activities:
  Depreciation and Amortization                                 1,817             1,780
  Provision for Losses on Accounts Receivable                     351               448
  Refundable Gas Costs                                         (4,615)           (2,593)
  Deferred  Income Taxes                                        1,797             1,016
Changes in Assets and Liabilities Which Provided
 (Used) Cash:
  Accounts Receivable                                          (2,074)           (2,235)
  Other Receivables                                               174               130
  Inventories                                                  (1,671)               78
  Accounts Payable                                              1,551               863
  Prepaid and Current Deferred Taxes                           (1,685)             (971)
  Other                                                          (983)           (1,019)
                                                             --------------------------

      Total Adjustments                                        (5,338)           (2,503)
                                                             --------------------------

Net Cash Used in Operating Activities                          (4,922)           (1,939)
                                                             --------------------------

Cash Flows from Investing Activities:
  Construction Expenditures                                    (3,705)           (3,970)
                                                             --------------------------

Cash Flows from Financing Activities:
  Dividends Paid                                               (1,477)           (1,512)
  Proceeds from Issuance of Long-Term Debt                     16,000                 0
  Proceeds from Note Payable Borrowings                         3,330             7,015
 Redemption of Preferred Stock                                 (9,360)                0
  Proceeds from Other Stock Transactions                          340               278
                                                             --------------------------

Net Cash Provided by Financing Activities                       8,833             5,781
                                                             --------------------------

Net Increase (Decrease) in Cash                                   206              (128)
Cash at Beginning of Period                                       196               492
                                                             --------------------------

Cash at End of Period                                        $    402          $    364
                                                             ==========================


See Independent Accountants' Review Report and Notes to Financial Statements.



The Berkshire Gas Company
Notes to Financial Statements
December 31,1996
-------------------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)

NOTES:

   OTHER FINANCIAL INFORMATION:
      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, which in the opinion of management are necessary for a fair presentation of the operations for the interim periods presented, have been made. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

CONTINGENCIES:

   ENVIRONMENTAL:
      Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $3,290 to $12,302. In accordance with SFAS No. 5, the Company has recorded the most likely cost of $3,290. The Company's unamortized costs at December 31, 1996 were $1,048 and should be recovered over a seven-year period through the Cost of Gas Adjustment Clause ("CGAC").



        Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
--------------------------------------------------------------------------------


Results of Operations - Second Quarter Ended December 31, 1996
versus Second Quarter Ended December 31, 1995
--------------------------------------------------------------------------------

      Berkshire Gas considers Operating Margin (Operating Margin or Gross Profit = Operating Revenues Net of Cost of Gas Sold) to be a more pertinent measure of operating results than Operating Revenues. This is due primarily to the fact that revenues include changes in the cost of natural gas which must be recovered or returned to customers through the Cost of Gas Adjustment Clause. Consequently, changes in the cost of gas will affect revenue levels, but does not have a corresponding affect on income. Additionally, margins earned on interruptible gas sold and transported are flowed back to firm customers and therefore are not included in income. Accordingly, the discussion below pertains to Operating Margin.

      Operating Margin decreased $195,000 or 2.9% from the three months ended December 31, 1995. Operating Margin is primarily affected by the change in the level of firm gas sold and transported. The decrease from 1995 is primarily due to lower volumes of firm residential and commercial gas sold resulting from warmer than normal weather, partially offset by higher transportation revenues and an increase in the number of customers.


                                                         1996           1995
                                                     -----------    ------------

   3 Month Firm MCF Sold & Transported                 1,651,000      1,662,000
   3 Month Operating Margin                          $ 6,459,000    $ 6,654,000
   3 Month Average Operating Margin Per Firm MCF     $      3.91    $      4.00

      Other Operating Expenses decreased $70,000 or 2.4% from the three months ended December 31, 1996. The decrease is primarily due to lower Administrative and General Costs reflecting lower costs of employee benefits and a decrease in customer accounts expense due to reduced bad debt expense.

      Depreciation Expense increased $21,000 due to an increase in the amount of depreciable assets.

      Other Income increased $281,000 or 60.3% from 1995. The increase was primarily due to higher interest income from the over/under collection of gas costs from customers through the CGAC, increase in propane net revenues due to greater margins, and to a lesser extent, an increased customer base. Higher jobbing revenues was due to higher levels of service activity.

      Interest Expense increased $122,000 due to higher levels of borrowings caused by increased gas costs and to a debt restructuring which replaced $8,000,000 of the 8.4% Preferred Stock with a 7.8% Senior Note.

      Dividends on Preferred Stock decreased $85,000 due to the retirement of the 8.4% Preferred series. Dividends on Common Stock increased $25,000 due to an increase in the dividend rate of 1/2 cent per share quarterly and an increase in the number of shares reflecting shareholder participation in the Dividend Reinvestment Program.

      The Allowance for Doubtful Accounts on Utility Service Accounts Receivable was reduced by $151,000 since June 30, 1996 due to additional accounts being written off.



         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
--------------------------------------------------------------------------------


Results of Operations - Six Months Ended December 31, 1996
versus Six Months Ended December 31, 1995
--------------------------------------------------------------------------------


      Operating Margin decreased $144,000 or 1.6% as compared with the six months ended December 31, 1995. The decrease is due to 6% warmer than normal weather, partially offset by higher transportation revenues and increased customer base.


                                                          1996          1995
                                                      -----------    -----------

   6 Month Firm MCF Sold & Transported                  2,347,000      2,363,000
   6 Month Operating Margin                           $ 8,944,000    $ 9,088,000
   6 Month Average Operating Margin Per Firm MCF      $      3.81    $      3.85

      Other Operating Expenses increased $378,000 or 7.2% from the six months ended December 31, 1995. The increase is due primarily to higher Administrative and General Expenses of $239,000 due to the implementation of an early retirement program to lower payroll costs, higher Transmission and Distribution expense of $112,000 due to increased customer service costs and vehicle leasing costs, and higher Marketing expenses, partially offset by lower costs of uncollectible accounts expense.

      Depreciation expense increased $22,000 due to an increase in the amount of depreciable assets.

      Other Income increased $381,000 or 48.7%, Interest Expense increased $45,000 or 2.5%, Dividends on Preferred Stock decreased $85,000, and Dividends on Common Stock increased $49,000 from the six months ended December 31, 1995 for the same reasons as discussed in the Results of Operations - Second Quarter.

      Income  Taxes  decreased  $93,000  or 25.8% due to a  decrease  in Pre-Tax
Income.


         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
--------------------------------------------------------------------------------


Results of Operations - Twelve Months Ended December 31, 1996
versus Twelve Months Ended December 31, 1995
--------------------------------------------------------------------------------

     Earnings available for Common Stock were $3,459,000 for the twelve months ended December 31, 1996 as compared to $2,510,000 for 1995. The increase is due primarily to a return to colder weather during the 1996 heating season.

     Operating Margin increased $1,648,000 or 6.9% from the twelve months ended December 31, 1995. Operating Margin is primarily affected by the change in the level of firm gas sold and transported.

     The Company's sales are affected by weather as the majority of its firm customers use natural gas for heating. The increase from 1995 is primarily due to higher volumes of firm gas sold due to 13.0% colder weather for the winter period of January - March as compared with 1995.


                                                         1996           1995
                                                     ------------   ------------

   12 Month Firm MCF Sold & Transported                 6,498,000      6,122,000
   12 Month Operating Margin                         $ 25,690,000   $ 24,042,000
   12 Month Average Operating Margin Per Firm MCF    $       3.95   $       3.93

      Other Operating Expenses increased $550,000 or 4.9% over the twelve months ended December 31, 1995. The increase is primarily the result of higher Customer Accounts expenses of $255,000 due to higher levels of uncollectible accounts and increased data processing costs, higher Transmission and Distribution expenses of $256,000 and net increase in all other expenses of $39,000.

      Depreciation increased $149,000 over the twelve months ended December 31, 1995, due to an increase in the level of depreciable assets.

      Other Income increased $469,000 or 32.4% from 1995. The increase was primarily due to higher interest on the undercollection of prior period gas costs through the CGAC, higher Propane revenues due to colder weather, partially offset by lower Appliance Rental revenues.

      Interest expense increased $161,000 due to the increase in long-term debt used to retire the $8,000,000, 8.4% Preferred Stock series.

      Income Taxes increased $551,000 due to higher earnings in 1996.

      Dividends on Preferred Stock decreased $86,000 due to the retirement of the 8.4% Preferred Stock in the fourth quarter of 1996.

      Dividends declared on Common Stock increased $86,000 due to additional shares outstanding through the Company's DRIP and to a lesser extent, an increase in quarterly dividends to $.28 per share from $.275, effective the fourth quarter of 1996.

Liquidity and Capital Resources - December 31, 1996

      The Company added approximately $3,705,000 to Plant assets during the six months ended December 31, 1996. These construction expenditures primarily represent investments in new and replacement mains and services, and the continued conversion to automated meter reading.

      The capital structure of the Company at December 31, 1996 was 41.7% Common Equity, .5% Preferred Stock and 57.8% Long-Term Debt.

      The Company initially finances construction expenditures and other funding needs primarily with short-term bank borrowings, and to a lesser extent with the reinvestment of dividends. The Company continually evaluates its short-term borrowing position and based on prevailing interest rates, market conditions, etc., makes determinations regarding conversion of short-term borrowings to long-term debt or equity. As part of this process and in keeping with its cost containment program, the Company called for redemption the First Mortgage Bonds, Series K, 7.875%, $540,000 and Series M, 9.375%, $720,000 and the 9.125%
Debentures, $6,543,000 during the third quarter of fiscal 1996. During the second quarter of fiscal 1997, the Company repurchased the 80,000 shares of the 8.4% Preferred Stock at $117 per share. To finance these redemptions, the Company sold a $16,000,000 Senior Note at 7.8% due 2021. As of June 30, 1996, in accordance with SFAS No. 6, the Company had classified $7,999,000 of Notes Payable to Banks as Long-Term Debt in anticipation of the Senior Note transaction.

      Funds for environmental clean-up costs are initially financed through short-term borrowings and all such costs will be recovered over a seven year period under a ruling issued by the MDPU.

     Cautionary Statement for Purposes of the "Safe Harbor"
     Provisions of the Private Securities Litigation Reform
     Act of 1995

      This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by such statements. Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties.

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



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------

          No developments during the quarter.

Item 2.   Changes in Securities
-------------------------------

          During November, 1996, the Company repurchased all 80,000 shares of the 8.4% Preferred Stock series at $117 per share. The redemptions were financed through the sale of a $16,000,000, 7.8% Senior Note due 2021.

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          On November 13, 1996, the Annual Meeting of the shareholders of the Berkshire Gas Company was held at the Berkshire Hilton Inn, Pittsfield, Massachusetts at 10:00 a.m.

          Proxies for said annual meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to Management's nominees, as listed in the Proxy statement, for the election of Directors. All nominees were duly elected.

Item 5.   Other Information
---------------------------
          Not Applicable

Item 6.   Exhibits and Reports on Form 8 - K
--------------------------------------------

          (a) List of Exhibits

               3(i) - Articles of  Incorporation including  an  Amendment to the
                      Company's Charter dated September 10, 1996, and attached herewith.

               4   -  A copy of the Senior  Note  Agreement  dated  November 1,
                      1996, and attached herewith.

               27  -  Financial Data Schedule

The balance sheet as of December 31, 1996, the related statements of operations and retained earnings for the three month, six month and twelve month periods ended December 31, 1996 and 1995, and the statements of cash flows for the six month periods ended December 31, 1996 and 1995 have been reviewed, prior to filing, by the Registrant's independent public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented below.


Deloitte &
   Touche LLP
-------------     --------------------------------------------------------------
                  City Place                           Telephone: (860) 280-3000
                  185 Asylum Street                    Facsimile: (860) 280-3051
                  Hartford, Connecticut 06103-3402


INDEPENDENT ACCOUNTANTS' REPORT

The Berkshire Gas Company:

We have reviewed the accompanying balance sheet of The Berkshire Gas Company as of December 31, 1996, the related statements of operations and retained earnings for the three month, six month and twelve month periods ended December 31, 1996 and 1995, and the statements of cash flows for the six month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of The Berkshire Gas Company as of June 30, 1996, and the related statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated August 19, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
February 10, 1997



                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE BERKSHIRE GAS COMPANY
                                        Registrant


                                        /s/ MICHAEL J. MARRONE
                                        ----------------------------------------
                                        Michael J. Marrone
                                        Vice President, Treasurer &
                                         Chief Financial Officer



Dated: February 11, 1997