Form 10-Q
period 1997-03-31
BERKSHIRE GAS CO /MA/
filed 1997-05-13
CIK 317406

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                FORM 10-Q


          Quarterly Report Under Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Quarter Ended March 31, 1997         Commission File No. 0-1857-3


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

                                               Yes   X        No
                                                    ---           ---


At March 31, 1997, the Registrant had issued and outstanding 2,192,887 shares of Common Stock, par value $2.50.



                        THE BERKSHIRE GAS COMPANY
        STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
                (In Thousands Except Per Share Amounts)

                                           Three Months Ended
                                         ----------------------
                                         3/31/97        3/31/96
                                         -------        -------

Operating Revenues                       $21,803        $21,059
Cost of Gas Sold                          10,667          9,229
                                         ----------------------

Operating Margin                          11,136         11,830
                                         ----------------------

Other Operating Expenses                   3,373          3,392
Depreciation                               1,901          1,875
                                         ----------------------

      Total                                5,274          5,267
                                         ----------------------
Utility Operating Income                   5,862          6,563
Other Income - Net                           972            635
                                         ----------------------

Operating and Other Income                 6,834          7,198
Interest Expense                           1,118            937
Other Taxes                                  784            766
                                         ----------------------

      Pre-Tax Income                       4,932          5,495

Income Taxes                               1,890          2,108
                                         ----------------------

NET INCOME                                 3,042          3,387
Retained Earnings at Beginning
 of Period                                 6,823          5,770
                                         ----------------------

      Total                                9,865          9,157
                                         ----------------------

Dividends Declared:
  Preferred Stock                              5            173
  Common Stock                               614            588
                                         ----------------------

      Total Dividends                        619            761
                                         ----------------------

Retained Earnings at End of Period       $ 9,246        $ 8,396
                                         ======================

Earnings Available for Common Stock      $ 3,037        $ 3,214
                                         ----------------------

Average Shares of Common Stock
 Outstanding                             2,192.9        2,138.0
                                         ----------------------
Earnings Per Share of Common
 Stock                                     $1.38          $1.50
                                         ======================

See Independent Accountants' Review Report and Notes to Financial
Statements.


                         THE BERKSHIRE GAS COMPANY
        STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
               (In Thousands Except Per Share Amounts)

                                            Nine Months Ended
                                         ----------------------
                                         3/31/97        3/31/96
                                         -------        -------

Operating Revenues                       $38,029        $37,164
Cost of Gas Sold                          17,949         16,246
                                         ----------------------

Operating Margin                          20,080         20,918
                                         ----------------------

Other Operating Expenses                   9,008          8,649
Depreciation                               3,240          3,192
                                         ----------------------

      Total                               12,248         11,841
                                         ----------------------
Utility Operating Income                   7,832          9,077
Other Income - Net                         2,135          1,417
                                         ----------------------

Operating and Other Income                 9,967         10,494
Interest Expense                           2,942          2,716
Other Taxes                                1,410          1,359
                                         ----------------------

      Pre-Tax Income                       5,615          6,419
Income Taxes                               2,157          2,468
                                         ----------------------

NET INCOME                                 3,458          3,951
Retained Earnings at Beginning
 of Period                                 7,883          6,718
                                         ----------------------

      Total                               11,341         10,669
                                         ----------------------

Dividends Declared:
  Preferred Stock                            266            519
  Common Stock                             1,829          1,754
                                         ----------------------

      Total Dividends                      2,095          2,273
                                         ----------------------

Retained Earnings at End of Period       $ 9,246        $ 8,396
                                         ======================

Earnings Available for Common Stock      $ 3,192        $ 3,432
                                         ----------------------

Average Shares of Common Stock
 Outstanding                             2,176.2        2,124.7
                                         ----------------------

Earnings Per Share of Common
 Stock                                     $1.47          $1.62
                                         ======================

See Independent Accountants' Review Report and Notes to Financial
Statements.


                         THE BERKSHIRE GAS COMPANY
         STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
               (In Thousands Except Per Share Amounts)

                                           Twelve Months Ended
                                         ----------------------
                                         3/31/97        3/31/96
                                         -------        -------

Operating Revenues                       $46,915        $46,564
Cost of Gas Sold                          21,918         21,091
                                         ----------------------

Operating Margin                          24,997         25,473
                                         ----------------------

Other Operating Expenses                  11,842         11,306
Depreciation                               3,894          3,913
                                         ----------------------

      Total                               15,736         15,219
                                         ----------------------
Utility Operating Income                   9,261         10,254
Other Income - Net                         2,253          1,534
                                         ----------------------

Operating and Other Income                11,514         11,788
Interest Expense                           3,698          3,576
Other Taxes                                1,765          1,697
                                         ----------------------

      Pre-Tax Income                       6,051          6,515

Income Taxes                               2,331          2,480
                                         ----------------------

NET INCOME                                 3,720          4,035
Retained Earnings at Beginning
 of Period                                 8,397          7,387
                                         ----------------------

      Total                               12,117         11,422
                                         ----------------------

Dividends Declared:
  Preferred Stock                            439            692
  Common Stock                             2,432          2,333
                                         ----------------------

     Total Dividends                       2,871          3,025
                                         ----------------------

Retained Earnings at End of Period       $ 9,246        $ 8,397
                                         ======================

Earnings Available for Common Stock      $ 3,281        $ 3,343
                                         ----------------------

Average Shares of Common Stock
 Outstanding                             2,167.4        2,116.8
                                         ----------------------

Earnings Per Share of Common
 Stock                                     $1.51          $1.58
                                         ======================

See Independent Accountants' Review Report and Notes to Financial
Statements.


                         THE BERKSHIRE GAS COMPANY
                               BALANCE SHEETS
                               (In Thousands)

                                         March 31,      June 30,
                                         1997           1996
                                         ---------      --------
                                         (Unaudited)    (Audited)

ASSETS:
Utility Plant:
  Utility Plant - at original cost       $100,910       $96,571
  Less: Accumulated Depreciation           27,968        25,356
                                         ----------------------

      Utility Plant - Net                  72,942        71,215
                                         ----------------------
Other Property:
  Other Property - at original cost        11,846        11,229
  Less:  Accumulated Depreciation           5,785         5,280
                                         ----------------------

      Other Property - Net                  6,061         5,949
                                         ----------------------

Current Assets:
  Cash                                        377           196
  Accounts Receivable
    Utility Service (less allowance):
      Mar. 1997-$827; June 1996-$720       10,384         5,781
    Merchandise & Other (less
     allowance: Mar. 1997 $111;
     June 1996-$96)                         1,372           685
    Other Receivables                         120           347
    Inventories (at the lower of
     average cost or market):
      Natural Gas                             707         1,330
      Liquefied Petroleum                     134           248
      Materials and Supplies                1,551         1,492
      Prepayments and Other                   466           307
      Recoverable (Refundable)
       Gas Costs                            2,014          (831)
                                         ----------------------

        Total Current Assets               17,125         9,555
                                         ----------------------

    Deferred Debits:
      Unamortized Debt Expense              2,328           729
      Capital Stock Expense                   330           508
      Environmental Cleanup Costs           1,066           973
      Other                                 1,429         1,192
                                         ----------------------

        Total Deferred Debits               5,153         3,402
                                         ----------------------

  Recoverable Environmental Cleanup
   Costs                                    3,290         3,290
                                         ----------------------
        TOTAL ASSETS                     $104,571       $93,411
                                         ======================

See Independent Accountants' Review Report and Notes to Financial
Statements.

                         THE BERKSHIRE GAS COMPANY
                               BALANCE SHEETS
                               (In Thousands)

                                         March 31,      June 30,
                                         1997           1996
                                         ---------      --------
                                         (Unaudited)    (Audited)

CAPITALIZATION AND LIABILITIES
Common Shareholders' Equity:
  Common Stock                           $  5,482       $ 5,382
  Premium on Common Stock                  16,859        16,330
  Retained Earnings                         9,246         7,883
                                         ----------------------

      Total Common Shareholders'
       Equity                              31,587        29,595
                                         ----------------------
Redeemable Cumulative
 Preferred Stock                              363         8,406
                                         ----------------------

Long-Term Debt                             40,000        31,999
                                         ----------------------
Current Liabilities:
  Notes Payable to Banks                    9,180         3,636
  Accounts Payable                          2,630         3,176
  Taxes Accrued                             1,186          (249)
  Other Current Liabilities                 3,922         2,453
                                         ----------------------
      Total Current Liabilities            16,918         9,016
                                         ----------------------

  Other Liabilities                         1,457         1,159
                                         ----------------------

Unamortized Investment Tax Credit           1,227         1,280
                                         ----------------------

Deferred Income Taxes                       9,729         8,666
                                         ----------------------

Reserve for Recoverable Environmental
 Cleanup Costs                              3,290         3,290
                                         ----------------------

TOTAL CAPITALIZATION AND LIABILITIES     $104,571       $93,411
                                         ======================

See Independent Accountants' Review Report and Notes to Financial
Statements.

                         THE BERKSHIRE GAS COMPANY
                   STATEMENTS OF CASH FLOWS - Unaudited
                               (In Thousands)

                                                   Nine Months Ended
                                                 ----------------------
                                                 3/31/97        3/31/96
                                                 -------        -------

Cash flows from Operating Activities:
  Net Income                                     $ 3,458        $ 3,951

Adjustments to Reconcile Net Income
 to Net Cash Provided by Operating Activities:
  Depreciation and Amortization                    3,955          3,877
  Provision for Losses on Accounts
   Receivable                                        728            967
  Recoverable (Refundable) Gas Costs              (2,845)        (1,711)
  Deferred Income Taxes                            1,063            640
Changes in Assets and Liabilities Which
 Provided (Used) Cash:
  Accounts Receivable                             (6,018)        (4,913)
  Other Receivables                                  227            118
  Inventories                                        678          1,608
  Accounts Payable                                  (546)           522
  Prepaid and Current Deferred Taxes               1,435          1,931
  Other                                            1,107         (2,872)
                                                 ----------------------

      Total Adjustments                             (216)           167
                                                 ----------------------
Net Cash Provided by Operating Activities          3,242          4,118
                                                 ----------------------
Cash Flows from Investing Activities:
  Construction Expenditures                       (5,737)        (4,930)
                                                 ----------------------

Cash Flows from Financing Activities:
  Dividends Paid                                  (2,095)        (2,273)
  Proceeds from Issuance of Long-Term Debt        16,000         (7,883)
  (Payments on) Proceeds from Note
   Payable Borrowings                             (2,455)        10,410
  Redemption of Preferred Stock                   (9,360)             0
   Proceeds from Other
    Stock Transactions                               586            480
                                                 ----------------------

  Net Cash Provided by Financing Activities        2,676            734
                                                 ----------------------

Net Increase (Decrease) in Cash                      181            (78)
Cash at Beginning of Period                          196            492
                                                 ----------------------

Cash at End of Period                            $   377        $   414
                                                 ----------------------

Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Year for:
     Interest(net of amount capitalized)         $ 3,157        $ 3,068
                                                 ======================
     Income Taxes(net of refund)                 $     6        $   231
                                                 ======================

See Independent Accountants' Review Report and Notes to Financial
Statements.

                         The Berkshire Gas Company
                       Notes to Financial Statements
                              March 31,1997
               (Dollars in Thousands Except Share Amounts)

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

RECLASSIFICATION:
      The Company has reclassified certain amounts for prior years to conform with the 1997 presentation.

NEW ACCOUNTING PRONOUNCEMENT:
      Statement of Financial Accounting Standards No. 128 ("SFAS 128") was issued in February, 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior year's information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. Had SFAS No. 128 been effective for the March 31, 1997 financial statements, computation and presentation of EPS would result in no change due to the current capital structure of the Company.

CONTINGENCIES:

ENVIRONMENTAL:
      Like other companies in the natural gas industry, the company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $3,290 to $12,302.

      In accordance with SFAS No. 5, the Company has recorded the most likely cost of $3,290. The Company's unamortized costs at March 31, 1997 were $1,066 and should be recovered over a seven-year period through the Cost of Gas Adjustment Clause
("CGAC").


Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

Results of Operations - Third Quarter Ended March 31, 1997
versus Third Quarter Ended March 31, 1996

      Berkshire Gas considers Operating Margin (Operating Margin or Gross Profit = Operating Revenues Net of Cost of Gas Sold) to be a more pertinent measure of operating results than Operating Revenues. This is due primarily to the fact that revenues include changes in the cost of natural gas which must be recovered or returned to customers through the Cost of Gas Adjustment Clause. Consequently, changes in the cost of gas will affect revenue levels, but does not have a corresponding affect on income. Additionally, margins earned on interruptible gas sold and transported are flowed back to the customers and therefore are not included in income.
Accordingly, the discussion below pertains to Operating Margin.

      Operating Margin decreased $694,000 or 5.9% from the three months ended March 31, 1996. Operating Margin is primarily affected by the change in the level of firm gas sold and transported. The decrease from 1996 is primarily due to lower volumes of firm residential and commercial gas sold resulting from warmer than normal weather, partially offset by higher transportation revenues and an increase in the number of customers.

                                          1997             1996
                                          ----             ----

3 Month Firm MCF Sold & Transported         2,642,000        2,792,000
3 Month Operating Margin                  $11,136,000      $11,830,000
3 Month Average Operating Margin
 Per Firm MCF                             $      4.21      $      4.24

      Other Operating Expenses decreased $19,000 or 0.6% from the three months ended March 31, 1996. The decrease is due to overall lower costs in Production, Transmission and Distribution, Customer Accounts and Marketing. All of these departments had lower overtime due to the warmer than normal weather. The decrease in Customer Accounts was due to lower meter reading expenses, a result of automation.

      Depreciation Expense increased $26,000 due to an increase in the amount of depreciable assets.

      Other Income increased $337,000 or 53.1% from 1996. The increase was primarily due to higher interest income from the under collection of gas costs from customers through the CGAC, increase in Propane revenues due to greater margins, and to a lesser extent, an increased customer base.

      Higher jobbing revenues was due to higher levels of service activity.

      Interest Expense increased $181,000 due to higher levels of borrowings caused by increased gas costs.

      Dividends on Preferred Stock decreased $168,000 due to the retirement of the 8.4% Preferred Stock series. Dividends on Common Stock increased $26,000 due to an increase in the number of shares reflecting shareholder participation in the Dividend Reinvestment Program ("DRIP").


Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

Results of Operations - Nine Months Ended March 31, 1997 versus
Nine Months Ended March 31, 1996

      Operating Margin decreased $838,000 or 4.0% as compared with the nine months ended March 31, 1996. The decrease is due to 7% warmer than normal weather, partially offset by higher transportation revenues and increased customer base.

                                           1997             1996
                                           ----             ----

9 Month Firm MCF Sold & Transported          4,989,000        5,155,000
9 Month Operating Margin                   $20,080,000      $20,918,000
9 Month Average Operating Margin
 Per Firm MCF                              $      4.02      $      4.06

      Other Operating Expenses increased $359,000 or 4.2% from the nine months ended March 31, 1996. The increase is due primarily to higher Administrative and General Expenses of $346,000 due to the implementation of an early retirement program to lower payroll costs, higher professional fees reflecting costs related to the Company developing a strategic plan as the gas industry continues deregulation, increased workers compensation insurance, higher Transmission and Distribution expense of $63,000 due to increased customer service costs and vehicle leasing costs, and higher Marketing expenses due to increased advertising and customer incentive programs, partially offset by lower costs of uncollectible accounts expense and meter reading expense.

      Depreciation expense increased $48,000 due to an increase in the level of depreciable assets.

      Other Income increased $718,000 or 50.7% from 1996. The increase was primarily due to higher interest income from the under collection of gas costs from customers through the CGAC, increase in Propane revenues due to greater margins, and to a lesser extent, an increased customer base. Higher jobbing revenues was due to higher levels of service activity.

      Interest Expense increased $226,000 or 8.3% due to higher levels of borrowings because of increased gas costs, and to debt restructuring which replaced $8,000,000 of the 8.4%
Preferred Stock with a 7.8% Senior Note.

      Income Taxes decreased $311,000 or 12.6% due to a decrease in Pre-Tax Income.

      Dividends on Preferred Stock decreased $253,000 due to the retirement of the 8.4% Preferred Stock. Dividends on Common
Stock increased $75,000 due to continued shareholder participation in the DRIP.


Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

Results of Operations - Twelve Months Ended March 31, 1997
versus Twelve Months Ended March 31, 1996

      Earnings available for Common Stock were $3,281,000 as compared to $3,343,000 for 1996. The $62,000 or 1.8% decrease is primarily due to 8.8% warmer than normal temperatures for the twelve months ended March 31, 1997.

      Operating Margin decreased $476,000 or 1.9% from 1996 primarily due to lower volumes of firm gas sold due to warmer weather. Operating Margin is primarily affected by the change in the level of firm gas sold and transported and is weather affected as a majority of the firm customers use natural gas for heating.

                                           1997             1996
                                           ----             ----

12 Month Firm MCF Sold & Transported         6,348,000        6,444,000
12 Month Operating Margin                  $24,997,000      $25,473,000
12 Month Average Operating Margin
 Per Firm MCF                              $      3.94      $      3.95

      Other Operating Expenses increased $536,000 or 4.7%.
The increase reflects higher Administrative and General costs of $385,000 due to higher professional fees reflecting costs related to the Company developing a strategic plan as the gas industry continues deregulation, the implementation of an early retirement program, higher workers compensation insurance costs, and increased Transmission and Distribution of $130,000.

      Other Income increased $719,000 or 46.9% from 1996. The increase was primarily due to higher interest on the under collection of prior period gas costs through the CGAC, higher Propane revenue due to increased gross margin, and an increase in jobbing revenues of $111,000 due to increased activity.

      Interest Expense increased $122,000 or 3.4% due to the increase in long-term debt used to retire the $8,000,000, 8.4%
Preferred Stock series.

      Dividends declared on Preferred Stock decreased $253,000 due to the retirement of the 8.4% Preferred Stock in the second quarter of fiscal 1997.

      Common Stock dividends increased $99,000 due to additional shares outstanding through the Company's DRIP over the twelve month period.

Liquidity and Capital Resources - March 31, 1997

      The capital structure of the Company at March 31, 1997 was 43.9% Common Equity, 0.5% Preferred Stock and 55.6% Long-Term
Debt.

      Cash flows from operating activities have decreased over the nine month period ended March 31, 1997, primarily due to a decrease in net income, an increase in Recoverable Gas Costs and Accounts Receivable related to higher natural gas costs, and a lower turnover of gas inventory due to warmer than normal weather. The Company financed these costs through short-term bank borrowings.

      The Company added approximately $5,737,000 to Plant assets during the nine months ended March 31, 1997. These construction expenditures primarily represent investments in new and replacement mains and services, and the continued conversion to automated meter reading.

      The Company initially finances construction expenditures and other funding needs primarily with short-term bank borrowings, and to a lesser extent with the reinvestment of dividends. The Company continually evaluates its short-term borrowing position and based on prevailing interest rates, market conditions, etc., makes determinations regarding conversion of short-term borrowings to long-term debt or equity. As part of this process during the second quarter of fiscal 1997, the Company repurchased the 80,000 shares of the 8.4% Preferred Stock at $117 per share. To finance these redemptions, the Company sold a $16,000,000 Senior Note at 7.8% due 2021. As of June 30, 1996, in accordance with SFAS No. 6, the Company had classified $7,999,000 of Notes Payable to Banks as Long-Term Debt in anticipation of the Senior Note transaction.

      It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

      Funds for environmental clean-up costs are initially financed through short-term borrowings and all such costs will be recovered over a seven year period under a ruling issued by the MDPU.

NEW ACCOUNTING PRONOUNCEMENT:
      Statement of Financial Accounting Standards No. 128 ("SFAS 128") was issued in February, 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior year's information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. Had SFAS No. 128 been effective for the March 31, 1997 financial statements, computation and presentation of EPS would result in no change due to the current capital structure of the Company.

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


                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          No developments during the quarter.

Item 2.   Changes in Securities

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Other Information

          Not Applicable

Item 5.   Exhibits and Reports on Form 8 - K

          (a) List of Exhibits
              27 - Financial Data Schedule


The balance sheet as of March 31, 1997, the related statements of income and retained earnings for the three month, nine month and twelve month periods ended March 31, 1997 and 1996, and the statements of cash flows for the nine month periods ended March 31, 1997 and 1996 have been reviewed, prior to filing, by the Registrant's independent public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented below.


Deloitte &
   Touche LLP

                          City Place           Telephone:(860) 280-3000
                          185 Asylum Street    Facsimile:(860) 280-3051
                          Hartford, Connecticut 06103-3402

INDEPENDENT ACCOUNTANTS' REPORT

The Berkshire Gas Company:

We have reviewed the accompanying balance sheet of The Berkshire Gas Company as of March 31, 1997, the related statements of income and retained earnings for the three month, nine month and twelve month periods ended March 31, 1997 and 1996, and the statements of cash flows for the nine month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope that an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


/s/ DELOITTE & TOUCHE LLP
    Deloitte & Touche LLP
May 12, 1997


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


Dated: May 13, 1997