Form 10-K
period 1997-06-30
BERKSHIRE GAS CO /MA/
filed 1997-09-26
CIK 317406

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

      For the transition period from ________________ to _______________

Commission File Number   0-1857-3
                        ----------


                           The Berkshire Gas Company
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Massachusetts                              04-1731220
-------------------------------------     -------------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)


   115 Cheshire Road, Pittsfield, MA                     01201-1879
----------------------------------------     ----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


                                 (413) 442-1511
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
     Title of Each Class                             on Which Registered
     -------------------                            ---------------------

     ___________________                            _____________________


Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $2.50 Per Share
-------------------------------------------------------------------------------
                                (Title of Class)

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

      Aggregate market value of shares of Common Stock, $2.50 par value of the Registrant held by non-affiliates as of July 31, 1997 was $33,005,685. Total shares of common stock of the Registrant outstanding as of July 31, 1997 were 2,221,606.

Documents Incorporated by Reference:

1. The Berkshire Gas Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997 (Items 5, 6, 7, and 8 of Part II).

2. The Berkshire Gas Company's definitive Proxy Statement, to be filed on October 3, 1997, pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (Items 10, 11, 12 and 13 of Part III).


FORM 10-K

                           THE BERKSHIRE GAS COMPANY
                                     PART I
                                     ------

                               Table of Contents

                                                                  Item      Page
                                                                 Number    Number
                                                                 ------    ------

Business                                                            1         3
Properties                                                          2        12
Legal Proceedings                                                   3        12
Submission of Matters to a Vote of Security Holders                 4        12
Additional Items                                                    -        13
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

FORM 10-K

                           THE BERKSHIRE GAS COMPANY
                                     PART I
                                     ------

Item I. Business
----------------
                                    General

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

                                Territory Served

      The Company's utility service territory includes 19 communities in the western portion of the Commonwealth of Massachusetts, including the cities of Pittsfield and North Adams, the towns of Adams, Amherst, Great Barrington, Greenfield and Williamstown, and twelve smaller municipalities. The population of the area served is estimated at 190,000 and is primarily residential in character, but the territory also includes industrial, agricultural, educational, cultural and resort facilities. The Company also markets propane throughout the western portion of Massachusetts, eastern New York and southern Vermont. The Company currently serves over 32,000 natural gas and 5,000 propane customers.

                                   Customers

      The largest group of natural gas customers is the residential class. During the fiscal years ended June 30, 1997, 1996 and 1995, residential consumers accounted for approximately 55%, 54% and 53%; commercial and industrial consumers accounted for 40%, 42% and 44%; and transportation consumers accounted for approximately 5%, 4% and 3% of operating revenues respectively. Although transportation consumers account for a small percentage of revenues, they account for approximately 37%, 19%, and 34% of pre-tax income for fiscal years 1997, 1996 and 1995, respectively. Net income could be impacted by the loss of one or more significant transportation consumers, who are all under contracts.

      The number of natural gas customers increased 1.2% in 1997 over 1996, from 32,129 to 32,526, both in the residential heating class as well as commercial and industrial classes. Total Mcf sold and transported increased from 8,075,347 Mcf in 1996 to 8,079,811 in 1997, due to an increase in load from the commercial and industrial segment. Total natural gas customers by classification at June 30 in each of the previous five years were:

                               1997    1996    1995    1994    1993
                              ------  ------  ------  ------  ------

Residential                   28,321  28,073  27,894  27,524  27,199
Commercial & Industrial        4,205   4,056   4,031   3,921   3,854

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

      The principal rate classifications are residential, commercial and industrial. The Company also offers five Quasi-Firm transportation rates for large end-users as well as interruptible sales and transportation service. The Company's rate structure is based on the cost of providing service to each customer class. Current rates became effective January 1, 1994 through a recalculation of a prior rate increase granted by the MDPU in March 1993. On May 15, 1995, the Company filed with the MDPU a change in its Transportation Terms and Conditions to coordinate its balancing and penalty practices with pipeline standards. At the same time, the Company requested revisions to its Interruptible Transportation Rate and its five Quasi-Firm Transportation Rates to be consistent with these new Terms and Conditions. On June 28, 1996, the MDPU approved the Company's revised Interruptible Transportation Rate and on November 1, 1996, the proposed Terms and Conditions and Quasi-Firm Transportation Rates became effective.

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

      During the year ended June 30, 1997, the Company continued the analysis and field review of two parcels of real estate formerly used for gas manufacturing operations, which had been found to contain coal tar deposits and other substances associated with by-products of the gas manufacturing process. The review and assessment process began in 1985 with respect to the first site, which is owned by the Company, and in 1989 with respect to the second site which was formerly owned by the Company. With the review and approval by the Massachusetts Department of Environmental Protection ("MDEP"), at one site, the investigative activities are continuing, while at the second site, the investigative work is near completion and remedial alternatives are being examined. It is difficult to predict the potential financial impact of required remediation of a site until first, the nature and risk is fully characterized, and second, the remedial strategies and related technologies are determined. The general philosophy of the Company is one of source removal and/or reduction coupled with risk minimization. Assuming successful implementation, it is anticipated that, through 2012, the level of expenditure for the sites will range from $3,290,000 to $12,302,000. The Company has recorded the most likely amount of $3,290,000 in accordance with SFAS No. 5. Ultimate expenditures cannot be determined until a remedial action plan can be developed and approved by MDEP. The Company's unamortized costs at June 30, 1997, (which are not included in the above estimate of future costs), were $819,000 and should be recovered using the formula discussed above.

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

                               Employee Relations

      The Company has 153 employees, approximately 54% of whom are represented by the United Steelworkers of America, AFL-CIO-CLC, under a contract which remains in effect until March 31, 2000. Relations with employees are generally satisfactory.

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

      In addition, the Company executed two contracts with Distrigas of Massachusetts Corporation ("DOMAC") which entitled the Company to receive up to 5,409 Mcf per day of vaporized Liquified Natural Gas ("LNG"). These contracts are renewable from year to year.

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

   The Company has five Liquefied Petroleum Gas ("LPG") plants and one temporary portable LNG vaporizing unit which are utilized on peak days to supplement the pipeline natural gas supply. By supplementing its natural gas supply with LPG, the Company is able to meet its customers' requirements during peak periods. The Company's pipeline deliveries combined with LPG facilities' storage capacity yield a maximum daily sendout of approximately 54,900 Mcf. Actual maximum daily sendout during the 1996-97 heating season was 44,734 Mcf, which occurred on January 18, 1997, with an average temperature of 1 degree Fahrenheit. During the fiscal year ended June 30, 1997, the Company purchased an aggregate of 5,637,542 Mcf of interstate pipeline natural gas at an average cost of $4.3635 per Mcf. The average cost in each of the three preceding years ended June 30 was: 1996 - $3.7234; 1995 - $3.2820; and 1994 - $3.9725. The
composition of gas supply for customer requirements during the fiscal year ended June 30, 1997, was:
99.9% natural gas and .1% LNG and LPG.

      On December 29, 1994, Tennessee filed with the FERC a general rate increase (Docket RP 95-112) seeking $181 million in additional jurisdictional revenues. After five months' suspension, Tennessee's rate filing was put into effect by the FERC subject to refund. From January through March 1996, the parties held intensive rate settlement negotiations in which various rate and operational tariff issues were discussed. On April 5, 1996, Tennessee filed a Stipulation and Agreement which resolved all outstanding issues in the proceeding. The Stipulation provided for:(a) a cost of service of $689 million;(b) settlement periods consisting of two phases, Phase I covering the period July 1, 1995-October 31, 1996, and Phase II beginning November 1, 1996;(c) the reclassification of $80 million of fixed costs to the commodity component beginning in Phase II; (d) reduced seasonalized fuel rates beginning in Phase II; (e) Market Area Storage billing determinants equal to first day deliverability and 9 MMDth of storage space inputted for system use, (f) a rate case effective date moratorium until November 1, 1998; and (g) credits to various customers on an annual basis for both Phase I and Phase II. On February 28, 1997, the FERC order approving the Stipulation and Agreement became final. On March 28, 1997, the Company received a rate refund from Tennessee of $1,814,455 which included principal amounts for the period July 1, 1995, through February 28, 1997, and interest through March 27, 1997. This refund to the Company was returned to its customers through the CGAC and effectively reduced the cost of gas to the customers. On February 28, 1997, after several years of arduous and difficult negotiations with its customers, Tennessee filed a settlement offer to resolve the recovery of all its restructuring costs. On April 16, 1997, the FERC approved the unopposed settlement offer which disposed of 34 FERC dockets and some 39 appeals of FERC orders pending in the D.C. circuit. The settlement established a cost sharing mechanism between Tennessee and its customers. As a result of the order, Tennessee implemented a reduced Gas Supply Realignment ("GSR") surcharge retroactively for the two-year period of January 1, 1997, through December 31, 1998. On June 30, 1997, the Company received a refund from Tennessee of $323,457 representing excess GSR surcharges from January through March 1997. The refund was returned to Berkshire's customers through the Company's CGAC. The GSR surcharges that remain to be charged to Berkshire by Tennessee through December 1998 will not significantly affect the Company's competitiveness. The GSR surcharges will be absorbed by all of Berkshire's customer classes.


Item 2. Properties
------------------

      The Company has approximately 669 miles of distribution mains, the major portion of which are constructed of coated steel, plastic or cast iron. Berkshire owns and operates five auxiliary liquefied petroleum gas plants for supplementing its supply of natural gas. (See "Business - Gas Supply"). The Company has five terminal stations receiving gas from the interstate pipeline.

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


Item 3. Legal Proceedings
-------------------------

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


Item 4. Submission of Matters To A Vote Of Security Holders
-----------------------------------------------------------

      None.


Additional Items
----------------

Executive Officers of the Registrant

      The table set forth below shows the names, titles and ages of all executive officers of the Registrant as of June 30, 1997. There is no family relationship among officers of the Registrant. There is no arrangement between any of the officers and any other person(s) pursuant to which such officer as or is to be elected as an officer.

                                                 Served in This
     Name                    Title               Capacity Since    Age
--------------   -----------------------------   --------------    ---

S.S. Robinson    President and Chief Executive      10-28-87       57
                 Officer

M.J. Marrone     Vice President, Treasurer          10-28-87       55
                 and Chief Financial Officer

L.H. Hotman      Vice President of Supply,          10-16-91       54
                 Rates and Planning

D.P. Atwater     Vice President of Customer         11-14-95       48
                 Services

R.M. Allessio    Vice President of Marketing        11-14-95       47
                 and Distribution

The executive officers are elected annually.

      Listed below is a brief account of the business of each of the above executive officers during the past five years.

     Name              Capacity in Which Served During Past Five Years
--------------   -----------------------------------------------------------

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


                                    PART II
                                    -------


Item 5. Market For Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

      The number of registered common shareholders of record of the Registrant as of the close of business on July 31, 1997, was 1,902. The other information required is contained in The Berkshire Gas Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997, ("Registrant's Annual Report") on page 31, under the heading "Quarterly Financial Information". This information is hereby incorporated by reference in this report.


Item 6. Selected Financial Data
-------------------------------

      The information required is contained in Registrant's Annual Report on pages 14 - 15, under the heading "10-Year Comparative Summary of Operations and Statistics". This information is hereby incorporated by reference in this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

      The information required is contained in Registrant's Annual Report on pages 16 - 18, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". This information is hereby incorporated by reference in this report.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

      The information required is contained in Registrant's Annual Report on pages 19 - 31, in the financial statements of The Berkshire Gas Company for the years ended June 30, 1997, 1996 and 1995, together with the related notes to financial statements, under the heading "Independent Auditors' Report", and under the heading "Quarterly Financial Information". This information is hereby incorporated by reference in this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

      None.


                                    PART III
                                    --------


Items 10, 11, 12 and 13
-----------------------

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


                                    PART IV
                                    -------


Item 14. Exhibits, Independent Auditors' Report on Supplemental Schedules, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

(a)   1. Financial Statements
      -----------------------

      The following financial statements and related notes are contained in the Registrant's Annual Report for the fiscal year ended June 30, 1997, and are incorporated herein by reference.

      Report of Independent Auditors.

      Statements of Income for the years ended June 30, 1997, 1996 and 1995.

      Balance Sheets, June 30, 1997, 1996 and 1995.

      Statements of Shareholders' Equity, June 30, 1997, 1996 and 1995.

      Statements of Cash Flows for the years ended June 30, 1997, 1996 and
      1995.

      Notes to Financial Statements.

      Selected Quarterly Financial Data (unaudited) for the years ended June 30, 1997, 1996 and 1995.

      2. Independent Auditors' Report on Supplemental Schedules
      ---------------------------------------------------------


FORM 10-K

                           THE BERKSHIRE GAS COMPANY
                                    PART IV
                                    -------


             INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES

To the Shareholders of
The Berkshire Gas Company:

We have audited the accompanying balance sheets of The Berkshire Gas Company as of June 30, 1997, 1996 and 1995, and for each of the three fiscal years in the period ended June 30, 1997 and have issued our report thereon dated August 15, 1997; such financial statements and report are included in The Berkshire Gas Company's 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Berkshire Gas Company, listed in item 14. These financial statement schedules are the responsibility of The Berkshire Gas Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedules, when considered in relation to the basic financial statements, taken as a whole, present fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
    Deloitte & Touche LLP


August 15, 1997


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

Date: August 26, 1997                   By: /s/ SCOTT S. ROBINSON
                                            ----------------------------------
                                            Scott S. Robinson, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities on the dates indicated.


          Signatures                     Capacity                 Date
-------------------------------   ----------------------    ---------------

/s/ FRANKLIN M. HUNDLEY           Director                  August 26, 1997
    Franklin M. Hundley
    Chairman of the Board

/s/ SCOTT S. ROBINSON             Principal Executive       August 26, 1997
    Scott S. Robinson             Officer; Director
    President and Chief
    Executive Officer

/s/ MICHAEL J. MARRONE            Principal Financial       August 26, 1997
    Michael J. Marrone            & Accounting Officer
    Vice President, Treasurer
    and Chief Financial Officer

/s/ GEORGE R. BALDWIN             Director                  August 26, 1997
    George R. Baldwin

/s/ JOHN W. BOND                  Director                  August 26, 1997
    John W. Bond

/s/ PAUL L. GIOIA                 Director                  August 26, 1997
    Paul L. Gioia

/s/ JAMES R. KEYS                 Director                  August 26, 1997
    James R. Keys

/s/ ROBERT B. TRASK               Director                  August 26, 1997
    Robert B. Trask


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


Exhibit
Number                              Description
-------     -------------------------------------------------------------------

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

  4(cc) Amendment to the Company's Charter, dated September 10, 1996. Filed as part of Exhibit 3(i) to the Company's form 10-Q for the fiscal quarter ended December 13, 1996. File No. 0-1857-3, and incorporated herein by reference.

  4(dd) Senior Note Agreement, dated November 1, 1996, between the Company and First Colony Life Insurance Company. Filed as Exhibit 4 to the
            Company's form 10-Q for the fiscal quarter ended December 31, 1996.
            File No. 0-1857-3, and incorporated herein by reference.

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

 10(c) Year-to-yea r contract for the purchase of propane gas between the Company and Enron Gas Liquids, dated June 1, 1993. Filed as Exhibit
            10(c) on the Company Registration Statement on Form S-2,
            Registration Statement No. 33-83828, and is incorporated herein by reference thereto.

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

 10(m)      Severance Agreement, dated September 28, 1993, by and between the
            Company and Donald Atwater. Filed as Exhibit 10(m) on the Company
            Registration Statement on Form S-2, Registration Statement No. 33-
            83828, and is incorporated herein by reference thereto.

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

 13(a)      Annual Report to Shareholders

            Filed Herewith:

            A copy of the Company's Annual Report to Shareholders for fiscal year ended June 30, 1997.

 27(a)      Financial Data Schedule

            Filed Herewith:
            Financial Data Schedule for the fiscal year ended June 30, 1997.