Form 10-Q
period 1997-09-30
BERKSHIRE GAS CO /MA/
filed 1997-11-12
CIK 317406

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Quarter Ended September 30, 1997      Commission File No. 0-1857-3


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

                            Yes  [X]       No  [ ]


At September 30, 1997, the Registrant had issued and outstanding 2,237,560 shares of Common Stock, par value $2.50.

                           THE BERKSHIRE GAS COMPANY
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS - Unaudited
                                 (In Thousands)


                                                Three Months Ended
                                               --------------------
                                               9/30/97      9/30/96
                                               -------      -------

Operating Revenues                             $ 4,480      $ 4,117
Cost of Gas Sold                                 1,949        1,632
                                               --------------------
Operating Margin                                 2,531        2,485
                                               --------------------

Other Operating Expenses                         2,659        2,730
Depreciation                                       365          336
                                               --------------------
      Total                                      3,024        3,066
                                               --------------------
Utility Operating Loss                            (493)        (581)
Other Income - Net                                 424          416
                                               --------------------

Operating Income (Loss) and Other Income           (69)        (165)
Interest Expense                                 1,101          790
Other Taxes                                        204          188
                                               --------------------
      Pre-Tax Loss                              (1,374)      (1,143)

Income Tax Benefit                                (538)        (435)
                                               --------------------

NET LOSS                                          (836)        (708)
Retained Earnings at Beginning of Period         8,739        7,883
                                               --------------------
      Total                                      7,903        7,175
                                               --------------------

Dividends Declared:
  Preferred Stock                                    4          173
  Common Stock                                     638          606
                                               --------------------
      Total Dividends                              642          779
                                               --------------------

Retained Earnings at End of Period             $ 7,261      $ 6,396
                                               ====================

Loss Attributable to Common Stock              ($  840)     ($  881)
                                               --------------------

Average Shares of Common Stock Outstanding     2,231.6      2,162.7
                                               --------------------

Loss Per Share of Common Stock                 ($ 0.38)     ($ 0.41)
                                               ====================


See Independent Accountants' Review Report and Notes to Financial Statements.


                           THE BERKSHIRE GAS COMPANY
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS - Unaudited
                                 (In Thousands)


                                                Twelve Months Ended
                                               ---------------------
                                               9/30/97      9/30/96
                                               --------     --------

Operating Revenues                             $ 48,826     $ 46,013
Cost of Gas Sold                                 23,526       20,128
                                               ---------------------

Operating Margin                                 25,300       25,885
                                               ---------------------
Other Operating Expenses                         11,992       11,929
Depreciation                                      4,049        3,847
                                               ---------------------

      Total                                      16,041       15,776
                                               ---------------------

Utility Operating Income                          9,259       10,109
Other Income - Net                                2,364        1,635
                                               ---------------------
Operating and Other Income                       11,623       11,744
Interest Expense                                  4,289        3,395
Other Taxes                                       1,787        1,711
                                               ---------------------
      Pre-Tax Income                              5,547        6,638

Income Taxes                                      2,119        2,558
                                               ---------------------

NET INCOME                                        3,428        4,080
Retained Earnings at Beginning of Period          6,396        5,389
                                               ---------------------
      Total                                       9,824        9,469
                                               ---------------------

Dividends Declared:
  Preferred Stock                                    72          692
  Common Stock                                    2,491        2,381
                                               ---------------------
      Total Dividends                             2,563        3,073
                                               ---------------------

Retained Earnings at End of Period             $  7,261     $  6,396
                                               =====================

Earnings Available for Common Stock            $  3,356     $  3,388
                                               ---------------------

Average Shares of Common Stock Outstanding      2,198.4      2,141.4
                                               ---------------------

Earnings Per Share of Common Stock             $   1.53     $   1.58
                                               =====================


See Independent Accountants' Review Report and Notes to Financial Statements.


                           THE BERKSHIRE GAS COMPANY
                                 BALANCE SHEETS
                                 (In Thousands)


                                                           September 30,    June 30,
                                                               1997           1997
                                                            (Unaudited)     (Audited)
                                                           -------------    ---------
ASSETS:
Utility Plant:
  Utility Plant - at original cost                           $ 103,509      $ 101,983
  Less: Accumulated Depreciation                                28,416         28,343
                                                             ------------------------
      Utility Plant - Net                                       75,093         73,640
                                                             ------------------------
Other Property:
  Other Property - at original cost                             12,199         11,983
  Less: Accumulated Depreciation                                 6,044          5,887
                                                             ------------------------
      Other Property - Net                                       6,155          6,096
                                                             ------------------------
Current Assets:
  Cash                                                             160            356
  Accounts Receivable
  Utility Service (less allowance:
    Sept. 1997-$935;  June 1997-$900)                            3,941          6,386
  Merchandise & Other (less allowance:
    Sept. 1997-$121;  June 1997-$121)                              364            869
    Other Receivables                                              223            332
    Inventories (at the lower of average cost or market):
      Natural Gas                                                3,312          1,844
      Liquefied Petroleum                                          169            146
      Materials and Supplies                                     1,588          1,675
      Prepayments and Other                                        785            689
      Prepaid Taxes                                              1,522             96
      Recoverable Gas Costs                                      2,946          1,404
                                                             ------------------------

        Total Current Assets                                    15,010         13,797
                                                             ------------------------

    Deferred Debits:
      Unamortized Debt Expense                                   2,277          2,302
      Capital Stock Expense                                        308            319
      Environmental Cleanup Costs                                  836            819
      Other                                                      1,454          1,425
                                                             ------------------------

        Total Deferred Debits                                    4,875          4,865
                                                             ------------------------

  Recoverable Environmental Cleanup Costs                        3,290          3,290
                                                             ------------------------
        TOTAL ASSETS                                         $ 104,423      $ 101,688
                                                             ========================


See Independent Accountants' Review Report and Notes to Financial Statements.


                           THE BERKSHIRE GAS COMPANY
                                 BALANCE SHEETS
                                 (In Thousands)


                                                         September 30,     June 30,
                                                             1997            1997
                                                          (Unaudited)      (Audited)
                                                         -------------     ---------

CAPITALIZATION AND LIABILITIES
Common Shareholders' Equity:
  Common Stock                                             $   5,594       $   5,529
  Premium on Common Stock                                     17,436          17,097
  Retained Earnings                                            7,261           8,739
                                                           -------------------------

      Total Common Shareholders' Equity                       30,291          31,365
                                                           -------------------------

Redeemable Cumulative Preferred Stock                            321             363
                                                           -------------------------

Long-Term Debt (less current maturities)                      40,000          40,000
                                                           -------------------------

Current Liabilities:
  Notes Payable to Banks                                      10,720           6,480
  Accounts Payable                                             3,034           3,513
  Other Current Liabilities                                    4,106           4,621
                                                           -------------------------
      Total Current Liabilities                               17,860          14,614
                                                           -------------------------

  Other Liabilities                                            1,558           1,561
                                                           -------------------------

Unamortized Investment Tax Credit                              1,191           1,209
                                                           -------------------------

Deferred Income Taxes                                          9,912           9,286
                                                           -------------------------

Reserve for Recoverable Environmental Cleanup Costs            3,290           3,290
                                                           -------------------------

TOTAL CAPITALIZATION AND LIABILITIES                       $ 104,423       $ 101,688
                                                           =========================


See Independent Accountants' Review Report and Notes to Financial Statements


                           THE BERKSHIRE GAS COMPANY
                      STATEMENT OF CASH FLOWS - Unaudited
                                 (In Thousands)


                                                            Three Months Ended
                                                          ----------------------
                                                           9/30/97      9/30/96
                                                          ---------    ---------

Cash Flows from Operating Activities:
  Net Loss                                                ($   836)    ($   708)
                                                          ---------------------

Adjustments to Reconcile Net Loss to Net Cash Used
 in Operating Activities:
  Depreciation and Amortization                                606          569
  Provision for Losses on Accounts Receivable                  102           69
  Recoverable Gas Costs                                     (1,542)      (2,278)
  Deferred Income Taxes                                        626          732

Changes in Assets and Liabilities Which Provided
 (Used) Cash:
  Accounts Receivable                                        2,848        2,073
  Other Receivables                                            109           89
  Inventories                                               (1,404)      (1,872)
  Accounts Payable                                            (479)         214
  Prepaid Taxes                                             (1,426)      (1,098)
  Other                                                       (660)        (897)
                                                          ---------------------

      Total Adjustments                                     (1,220)      (2,399)
                                                          ---------------------

Net Cash Used in Operating Activities                       (2,056)      (3,107)
                                                          ---------------------
Cash Flows used in Investing Activities - Construction
 Expenditures                                               (2,100)      (1,605)
                                                          ---------------------

Cash Flows from Financing Activities:
  Dividends Paid                                              (642)        (779)
  Proceeds from Note Payable Borrowings                      4,240        5,315
  Proceeds from Other Stock Transactions                       362          178
                                                          ---------------------
      Net Cash Provided by Financing Activities              3,960        4,714
                                                          ---------------------

Net (Decrease) Increase in Cash                               (196)           2
Cash at Beginning of Period                                    356          196
                                                          ---------------------
Cash at End of Period                                      $   160      $   198
                                                          =====================

Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (net of amount capitalized)                   $ 1,518      $ 1,202
                                                          =====================

    Income Taxes                                           $   204      $   300
                                                          =====================


See Independent Accountants' Review Report and Notes to Financial Statements.


The Berkshire Gas Company
Notes to Financial Statements
September 30,1997
-------------------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)


NOTES:

   OTHER FINANCIAL INFORMATION:

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, which in the opinion of management are necessary for a fair presentation of the operations for the interim periods presented, have been made. These adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These financial statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

   LONG-TERM DEBT:

      During fiscal 1997, in conjunction with the Company's cost containment incentives, the Company revised its capital structure to lower its borrowing costs. The Company issued a $16,000, 7.8% Senior Note and used a portion of the proceeds to redeem 80,000, $100 par value shares of the 8.4% Preferred Stock.

NEW ACCOUNTING PRONOUNCEMENT:

      Statement of Financial Accounting Standards ("SFAS") No. 128 was issued in February, 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior year's information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of basic EPS and diluted EPS, requires a dual presentation on the face of financial statements, and requires a reconciliation of basic EPS to diluted EPS. Had SFAS No. 128 been effective for the September 30, 1997 financial statements, computation and presentation of EPS would result in no change due to the current capital structure of the Company.

CONTINGENCIES:

   ENVIRONMENTAL:

      Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $3,290 to $12,302. Accordingly, the Company has recorded the most likely cost of $3,290 in accordance with SFAS No. 5. The Company's unamortized costs at September 30, 1997 were $836 and should be recovered over a seven-year period through the Cost of Gas Adjustment Clause ("CGAC").


        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

-------------------------------------------------------------------------------
Results of Operations - First Quarter Ended September 30, 1997 versus
First Quarter Ended September 30, 1996
-------------------------------------------------------------------------------


      Since income is not significantly affected by changes in revenue due to changes in gas costs, the discussion below pertains to Operating
Margin(Operating Margin or Gross Profit = Operating Revenues Net of Cost of Gas
Sold). The Berkshire Gas Company considers Operating Margin to be a more pertinent measure of operating results than Operating Revenues.

      Operating Margin increased $46,000 or 1.9% from the three months ended September 30, 1996. Operating Margin is primarily affected by the change in the level of firm gas sold and transported. Interruptible gas sold and transported has no effect on Operating Margin since those margins are flowed back to the firm customer. The increase from 1996 is primarily due to 9.6% higher revenues on firm transportation to industrial customers, resulting from 14.9% higher volumes.

                                                        1997            1996
                                                     -----------     -----------

3 Month Firm MCF Sold & Transported                      713,000         695,000
3 Month Operating Margin                             $ 2,531,000     $ 2,485,000
3 Month Average Operating Margin Per Firm MCF        $      3.55     $      3.58

      Other Operating Expenses decreased $71,000 or 2.6% from the three months ended September 30, 1996. The decrease is primarily due to lower Administrative and General costs of $265,000 reflective of the costs of implementing an early retirement program in 1996, and decreased Marketing expenses of $13,000, primarily due to lower customer incentive programs. Offsetting the decreases were higher Production expenses of $17,000, higher Transmission and Distribution expenses of $71,000, and increased Customer Accounts expenses of $120,000 due to information systems upgrading.

      Other Income increased $8,000 or 1.9% from 1996. The increase was primarily due to higher interest income of $59,000 from the undercollection of gas costs through the Cost of Gas Adjustment Clause ("CGAC"), partially offset by lower non-utility income of $50,000 reflecting increased fleet and equipment maintenance costs.

      Income Tax Benefit increased $103,000 from 1996 due to an increase in the Pre-Tax Loss.

      Dividends Declared on Common Stock increased $32,000 due to additional shares outstanding from the Dividend Reinvestment Program ("DRIP"), and to a lesser extent, a quarterly increase in dividends to $.285 per share from $.28 in 1996.


-------------------------------------------------------------------------------
Results of Operations - Twelve Months Ended September 30, 1997 versus
Twelve Months Ended September 30, 1996
-------------------------------------------------------------------------------

      Earnings available for Common Stock were $3,356,000 for the twelve months ended September 30, 1997 as compared to $3,388,000 for 1996. The decrease is due primarily to warmer temperatures for the twelve months ended September
30, 1997.

      Operating Margin decreased $585,000 or 2.3% from the twelve months ended September 30, 1996. Operating Margin is primarily affected by the change in the level of firm gas sold and transported.

      The Company's sales are affected by weather as the majority of its firm customers use natural gas for heating. The 0.9% decrease in firm gas sold is due to 4.9% warmer weather in 1997.

                                                      1997             1996
                                                  ------------     ------------

12 Month Firm MCF Sold & Transported                 6,448,000        6,508,000
12 Month Operating Margin                         $ 25,300,000     $ 25,885,000
12 Month Average Operating Margin Per Firm MCF    $       3.92     $       3.98

      Other Operating Expenses increased $63,000 or 0.5% over the twelve months ended September 30, 1996. The increase is due to higher Administrative and General costs of $161,000 for professional fees as the Company continues its strategic planning for the gas industry deregulation. Offsetting this increase is lower Customer Accounts expense due to the automation of meter reading.

      Depreciation Expense increased $202,000 over the twelve months ended September 30, 1996, due to an increase in the level of depreciable assets.

      Other Income increased $729,000 from 1996. The increase was primarily due to higher interest on the undercollection of prior period gas costs through the CGAC, and to a lesser extent, higher Propane revenues due to greater margins and increased jobbing revenues.

      Interest Expense increased $894,000 due to the increase of long-term debt used to retire the 8.4% Preferred Stock series and the expenses associated with the debt restructuring. This is offset by lower related income taxes and Preferred Stock dividend.

      Income Taxes decreased $439,000 due to lower earnings in 1997.

      Dividends Declared on Common Stock increased $110,000 due to additional shares outstanding through the Company's DRIP and to a lesser extent, an increase in quarterly dividends to $.285 per share from $.28, effective the fourth quarter of 1997.

Liquidity and Capital Resources - September 30, 1997

      The Company added approximately $2,100,000 to Utility Plant assets during the three months ended September 30, 1997. These construction expenditures primarily represent investments in new and replacement mains and services, and the conversion to automated meter reading.

      The capital structure of the Company at September 30, 1997 was 42.9% Common Equity, 0.5% Preferred Stock and 56.6% Long-Term Debt.

      The Company initially finances construction expenditures and other funding needs primarily with short-term bank borrowings, and to a lesser extent with the reinvestment of dividends. The Company continually evaluates its short-term borrowing position and based on prevailing interest rates, market conditions, etc., makes determinations regarding conversion of short-term borrowings to long-term debt or equity. As part of this process and in keeping with its cost containment program, the Company revised its capital structure to lower borrowing costs. During the second quarter of fiscal 1997, the Company repurchased the 80,000 shares of the 8.4% Preferred Stock at $117 per share. To finance these redemptions the Company sold a $16,000,000 Senior Note at 7.8% due 2021.

      It is management's view that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

      Funds for environmental clean-up costs are initially financed through short-term borrowings and all such costs will be recovered over a seven-year period under a ruling issued by the Massachusetts Department of Public Utilities("MDPU").


NEW ACCOUNTING PRONOUNCEMENT:

      Statement of Financial Accounting Standards ("SFAS") No. 128 was issued in February, 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior year's information. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic EPS and diluted EPS, requires a dual presentation on the face of the financial statements, and requires a reconciliation of basic EPS to diluted EPS. Had SFAS No. 128 been effective for the September 30, 1997 financial statements, computation and presentation of EPS would result in no change due to the current capital structure of the Company.

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



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

          No developments during the quarter.

Item 2.   Changes in Securities
-------   ---------------------

          None.

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

          Not Applicable.

Item 5.   Other Information
-------   -----------------

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8 - K
-------   ----------------------------------

          (a) List of Exhibits

              27 - Financial Data Schedule



The balance sheet as of September 30, 1997, the related statements of operations and retained earnings for the three month and twelve month periods ended September 30, 1997 and 1996, and the statements of cash flows for the three month periods ended September 30, 1997 and 1996 have been reviewed, prior to filing, by the Registrant's independent public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented below.


Deloitte &
  Touche LLP
------------        -----------------------------------------------------------
                    City Place                          Telephone:(860)280-3000
                    185 Asylum Street                   Facsimile:(860)280-3051
                    Hartford, Connecticut 06103-3402


INDEPENDENT ACCOUNTANTS' REPORT

The Berkshire Gas Company:

We have reviewed the accompanying balance sheet of The Berkshire Gas Company as of September 30, 1997, the related statements of operations and retained earnings for the three month and twelve month periods ended September 30, 1997 and 1996, and the statements of cash flows for the three month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of The Berkshire Gas Company as of June 30, 1997, and the related statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated August 15, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP
----------------------------------
Deloitte & Touche LLP

November 10, 1997



                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE BERKSHIRE GAS COMPANY
                                        -------------------------------------
                                        Registrant


                                        /s/  MICHAEL J. MARRONE
                                        -------------------------------------
                                             Michael J. Marrone
                                             Vice President, Treasurer &
                                              Chief Financial Officer


Dated: November 12, 1997