Form 10-Q
period 1997-12-31
BERKSHIRE GAS CO /MA/
filed 1998-02-12
CIK 317406

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the Quarter Ended December 31, 1997           Commission File No. 0-1857-3


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

                                                          Yes  [X]     No  [ ]


At December 31, 1997, the Registrant had issued and outstanding 2,263,133 shares of Common Stock, par value $2.50.



                           THE BERKSHIRE GAS COMPANY
             STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
                                 (In Thousands)


                                                          Three Months Ended
                                                         ---------------------
                                                         12/31/97     12/31/96
                                                         --------     --------

Operating Revenues                                       $ 14,177     $ 12,109
Cost of Gas Sold                                            7,077        5,650
                                                         ---------------------

Operating Margin                                            7,100        6,459
                                                         ---------------------

Other Operating Expenses                                    3,362        2,905
Depreciation                                                1,067        1,003
                                                         ---------------------

      Total                                                 4,429        3,908
                                                         ---------------------
Utility Operating Income                                    2,671        2,551
Other Income - Net                                            675          747
                                                         ---------------------

Operating and Other Income                                  3,346        3,298
Interest Expense                                            1,157        1,034
Other Taxes                                                   465          438
                                                         ---------------------

      Pre-Tax Income                                        1,724        1,826

Income Taxes                                                  648          702
                                                         ---------------------

NET INCOME                                                  1,076        1,124
Retained Earnings at Beginning of Period                    7,261        6,396
                                                         ---------------------

      Total                                                 8,337        7,520
                                                         ---------------------

Dividends Declared:
  Preferred Stock                                               4           88
  Common Stock                                                645          609
                                                         ---------------------

     Total Dividends                                          649          697
                                                         ---------------------

Retained Earnings at End of Period                       $  7,688     $  6,823
                                                         =====================

Earnings Available for Common Stock                      $  1,072     $  1,036
                                                         ---------------------

Average Shares of Common Stock Outstanding                2,263.1      2,177.4
                                                         ---------------------
Basic and Diluted Earnings Per Share of Common Stock     $   0.47     $   0.48
                                                         =====================


See Independent Accountants' Review Report and Notes to Financial Statements.



                           THE BERKSHIRE GAS COMPANY
             STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
                                 (In Thousands)


                                                           Six Months Ended
                                                         ---------------------
                                                         12/31/97     12/31/96
                                                         --------     --------

Operating Revenues                                       $ 18,657     $ 16,226
Cost of Gas Sold                                            9,026        7,282
                                                         ---------------------

Operating Margin                                            9,631        8,944
                                                         ---------------------

Other Operating Expenses                                    6,021        5,635
Depreciation                                                1,432        1,339
                                                         ---------------------
      Total                                                 7,453        6,974
                                                         ---------------------
Utility Operating Income                                    2,178        1,970
Other Income - Net                                          1,099        1,163
                                                         ---------------------
Operating and Other Income                                  3,277        3,133
Interest Expense                                            2,258        1,824
Other Taxes                                                   669          626
                                                         ---------------------

      Pre-Tax Income                                          350          683

Income Taxes                                                  110          267
                                                         ---------------------
NET INCOME                                                    240          416
Retained Earnings at Beginning of Period                    8,739        7,883
                                                         ---------------------
     Total                                                  8,979        8,299
                                                         ---------------------
Dividends Declared:
  Preferred Stock                                               8          261
  Common Stock                                              1,283        1,215
                                                         ---------------------
      Total Dividends                                       1,291        1,476
                                                         ---------------------

Retained Earnings at End of Period                       $  7,688     $  6,823
                                                         =====================

Earnings Available for Common Stock                      $    232     $    155
                                                         ---------------------

Average Shares of Common Stock  Outstanding               2,243.1      2,169.0
                                                         ---------------------

Basic and Diluted Earnings Per Share of Common Stock     $   0.10     $   0.07
                                                         =====================


See Independent Accountants' Review Report and Notes to Financial Statements.



                           THE BERKSHIRE GAS COMPANY
             STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
                                 (In Thousands)


                                                          Twelve Months Ended
                                                         ---------------------
                                                         12/31/97     12/31/96
                                                         --------     --------

Operating Revenues                                       $ 50,893     $ 46,170
Cost of Gas Sold                                           24,954       20,480
                                                         ---------------------

Operating Margin                                           25,939       25,690
                                                         ---------------------

Other Operating Expenses                                   12,448       11,860
Depreciation                                                4,113        3,868
                                                         ---------------------
      Total                                                16,561       15,728
                                                         ---------------------
Utility Operating Income                                    9,378        9,962
Other Income - Net                                          2,292        1,916
                                                         ---------------------
Operating and Other Income                                 11,670       11,878
Interest Expense                                            4,413        3,516
Other Taxes                                                 1,813        1,748
                                                         ---------------------

      Pre-Tax Income                                        5,444        6,614

Income Taxes                                                2,065        2,548
                                                         ---------------------
NET INCOME                                                  3,379        4,066
Retained Earnings at Beginning of Period                    6,823        5,770
                                                         ---------------------
      Total                                                10,202        9,836
                                                         ---------------------
Dividends Declared:
  Preferred Stock                                              16          607
  Common Stock                                              2,498        2,406
                                                         ---------------------
      Total Dividends                                       2,514        3,013
                                                         ---------------------
Retained Earnings at End of Period                       $  7,688     $  6,823
                                                         =====================

Earnings Available for Common Stock                      $  3,363     $  3,459
                                                         ---------------------

Average Shares of Common Stock Outstanding                2,217.6      2,153.9
                                                         ---------------------

Basic and Diluted Earnings Per Share of Common Stock     $   1.52     $   1.61
                                                         =====================


See Independent Accountants' Review Report and Notes to Financial Statements.



                           THE BERKSHIRE GAS COMPANY
                                 BALANCE SHEETS
                                 (In Thousands)


                                                              December 31,    June 30,
                                                                  1997          1997
                                                              ------------    ---------
                                                              (Unaudited)     (Audited)

ASSETS:
Utility Plant:
  Utility Plant - at original cost                             $ 105,133      $ 101,983
  Less: Accumulated Depreciation                                  29,158         28,343
                                                               ------------------------

      Utility Plant - Net                                         75,975         73,640
                                                               ------------------------
Other Property:
  Other Property - at original cost                               12,349         11,983
  Less:  Accumulated Depreciation                                  6,184          5,887
                                                               ------------------------

      Other Property - Net                                         6,165          6,096
                                                               ------------------------

Current Assets:
  Cash                                                               329            356
  Accounts Receivable
    Utility Service (less allowance: Dec. 1997-$1,002;
     June 1997-$900)                                               7,425          6,386
    Merchandise & Other (less allowance: Dec. 1997-$131;
     June 1997-$121)                                                 905            869
    Other Receivables                                                 60            332
    Inventories (at the lower of average cost or market):
      Natural Gas                                                  2,914          1,844
      Liquefied Petroleum                                            190            146
      Materials and Supplies                                       1,546          1,675
      Prepayments and Other                                          870            689
      Prepaid Taxes                                                1,488             96
      Recoverable Gas Costs                                        3,799          1,404
                                                               ------------------------

      Total Current Assets                                        19,526         13,797
                                                               ------------------------

    Deferred Debits:
      Unamortized Debt Expense                                     2,251          2,302
      Capital Stock Expense                                          297            319
      Environmental Cleanup Costs                                    875            819
      Other                                                        1,243          1,425
                                                               ------------------------

      Total Deferred Debits                                        4,666          4,865
                                                               ------------------------

  Recoverable Environmental Cleanup Costs                          3,290          3,290
                                                               ------------------------

      TOTAL ASSETS                                             $ 109,622      $ 101,688
                                                               ========================


See Independent Accountants' Review Report and Notes to Financial Statements.



                           THE BERKSHIRE GAS COMPANY
                                 BALANCE SHEETS
                                 (In Thousands)


                                                              December 31,    June 30,
                                                                  1997          1997
                                                              ------------    ---------
                                                              (Unaudited)     (Audited)

CAPITALIZATION AND LIABILITIES
Common Shareholders' Equity:
  Common Stock                                                 $   5,658      $   5,529
  Premium on Common Stock                                         17,796         17,097
  Retained Earnings                                                7,688          8,739
                                                               ------------------------

      Total Common Shareholders' Equity                           31,142         31,365
                                                               ------------------------
Redeemable Cumulative Preferred Stock                                321            363
                                                               ------------------------

Long-Term Debt                                                    40,000         40,000
                                                               ------------------------
Current Liabilities:
  Notes Payable to Banks                                          14,300          6,480
  Accounts Payable                                                 3,382          3,513
  Other Current Liabilities                                        4,080          4,621
                                                               ------------------------
      Total Current Liabilities                                   21,762         14,614
                                                               ------------------------

  Other Liabilities                                                1,686          1,561
                                                               ------------------------

Unamortized Investment Tax Credit                                  1,174          1,209
                                                               ------------------------

Deferred Income Taxes                                             10,247          9,286
                                                               ------------------------

Reserve for Recoverable Environmental Cleanup Costs                3,290          3,290
                                                               ------------------------

TOTAL CAPITALIZATION AND LIABILITIES                           $ 109,622      $ 101,688
                                                               ========================


See Independent Accountants' Review Report and Notes to Financial Statements.



                           THE BERKSHIRE GAS COMPANY
                      STATEMENTS OF CASH FLOWS - Unaudited
                                 (In Thousands)


                                                                  Six Months Ended
                                                                ---------------------
                                                                12/31/97     12/31/96
                                                                --------     --------

Cash Flows from Operating Activities:
  Net Income                                                    $    240     $    416
Adjustments to Reconcile Net Income to Net Cash Used in
 Operating Activities:
  Depreciation and Amortization                                    1,916        1,817
  Provision for Losses on Accounts Receivable                        369          351
  Recoverable Gas Costs                                           (2,395)      (4,615)
  Deferred Income Taxes                                              961        1,797
Changes in Assets and Liabilities Which Provided (Used) Cash:
  Accounts Receivable                                             (1,444)      (2,074)
  Other Receivables                                                  272          174
  Inventories                                                       (985)      (1,671)
  Accounts Payable                                                  (131)       1,551
  Prepaid Taxes                                                   (1,392)      (1,685)
  Other                                                             (471)        (983)
                                                                ---------------------

      Total Adjustments                                           (3,300)      (5,338)
                                                                ---------------------

Net Cash Used in Operating Activities                             (3,060)      (4,922)
                                                                ---------------------
Cash Flows from Investing Activities:
  Construction Expenditures                                       (4,282)      (3,705)
                                                                ---------------------

Cash Flows from Financing Activities:
  Dividends Paid                                                  (1,291)      (1,477)
  Proceeds from Issuance of Long-Term Debt                             0       16,000
  Proceeds from Note Payable Borrowings                            7,820        3,330
  Redemption of Preferred Stock                                      (42)      (9,360)
  Proceeds from Other Stock Transactions Stock Transactions          828          340
                                                                ---------------------
      Net Cash Provided by Financing Activities                    7,315        8,833
                                                                ---------------------

Net (Decrease) Increase in Cash                                      (27)         206
Cash at Beginning of Period                                          356          196
                                                                ---------------------
Cash at End of Period                                           $    329     $    402
                                                                =====================
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
    Interest (net of amount capitalized)                        $  2,191     $  1,569
                                                                =====================
    Income Taxes (Refunds)                                      $    333     $    (26)
                                                                =====================


See Independent Accountants' Review Report and Notes to Financial Statements.



The Berkshire Gas Company
Notes to Financial Statements
December 31,1997
-------------------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)


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

NEW ACCOUNTING PRONOUNCEMENT:

      Effective December 31, 1997, the Company, as required, retroactively adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS"). The statement established new standards for computing and presenting earnings per share ("EPS") and requires restatement of prior years information. As such, EPS for all prior periods presented has been restated to conform with SFAS 128. Due to the capital structure of the Company, basic and diluted EPS are equal.

      Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued in June, 1997. SFAS 131 establishes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect that the implementation of SFAS 131 will have a material effect on the Company.

CONTINGENCIES:

   ENVIRONMENTAL:

      Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $3,290 to $12,302. In accordance with SFAS No. 5, the Company has recorded the most likely cost of $3,290. The Company's unamortized costs at December 31, 1997 were $875 and should be recovered over a seven-year period through the Cost of Gas Adjustment Clause ("CGAC").



        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


-------------------------------------------------------------------------------

Results of Operations - Second Quarter Ended December 31, 1997
 versus Second Quarter Ended December 31, 1996

-------------------------------------------------------------------------------

      Berkshire Gas considers Operating Margin (Operating Margin or Gross Profit = Operating Revenues Net of Cost of Gas Sold) to be a more pertinent measure of operating results than Operating Revenues. This is due primarily to the fact that revenues include changes in the cost of natural gas which must be recovered or returned to customers through the Cost of Gas Adjustment Clause. Consequently, changes in the cost of gas will affect revenue levels, but does not have a corresponding affect on income. Additionally, margins earned on interruptible gas sold and transported are flowed back to firm customers and therefore do not affect Operating Margin. Accordingly, the discussion below pertains to Operating Margin.

      Operating Margin increased $641,000 or 9.9% from the three months ended December 31, 1996, primarily due to 5.7% colder weather and growth of commercial volumes and customers.

                                                      1997          1996
                                                   ----------    ----------

3 Month Firm MCF Sold & Transported                 1,710,000     1,651,000
3 Month Operating Margin                           $7,100,000    $6,459,000
3 Month Average Operating Margin Per Firm MCF      $     4.15    $     3.91

      Other Operating Expenses increased $457,000 or 15.7% from the three months ended December 31, 1996. The increase is primarily due to higher Administrative and General costs as a result of restructuring the Company in response to the deregulation of the gas industry, as well as increased medical benefit costs. Transmission and Distribution costs are the result of higher mains and services and customer installation expenses. Partially offsetting these increases is a decrease in Customer Accounts Expense primarily due to lower meter reading expenses, a result of automating the meter reading function.

      Depreciation Expense increased $64,000 due to an increase in the amount of depreciable assets.

      Other Income decreased $72,000 or 9.6% from 1996. The decrease was primarily due to lower Propane revenues reflecting lower margins due to market conditions, and lower Interest Income from the over/under collection of gas costs from customers through the CGAC.

      Due to the increase of long-term debt used to retire the 8.4% Preferred Stock series as well as additional short-term borrowings to finance gas costs, Interest Expense increased $123,000 while dividends on Preferred Stock decreased $84,000.

      Dividends on Common Stock increased $36,000 due to an increase in the number of shares reflecting shareholder active participation in the Dividend Reinvestment Program ("DRIP").

      The Allowance for Doubtful Accounts on Utility Service Accounts Receivable increased by $102,000 since June 30, 1997 reflecting the current status of uncollectible accounts.



        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

-------------------------------------------------------------------------------

Results of Operations - Six Months Ended December 31, 1997
versus Six Months Ended December 31, 1996

-------------------------------------------------------------------------------

      Operating Margin increased $687,000 or 7.7% as compared with the six months ended December 31, 1996 for the same reasons as discussed in the Second Quarter Results.

                                                    1997          1996
                                                 ----------    ----------

6 Month Firm MCF Sold & Transported               2,424,000     2,347,000
6 Month Operating Margin                         $9,631,000    $8,944,000
6 Month Average Operating Margin Per Firm MCF    $     3.97    $     3.81

      Other Operating Expenses increased $386,000 or 6.9% from the six months ended December 31, 1996. The increase is due to higher Production Expenses due to the amortization of environmental cleanup costs, higher Transmission and Distribution Expenses due to re-allocation of the work force and fleet leasing, higher Customer Accounts Expenses as a result of increased collection costs, as well as higher Administrative and General costs as a result of restructuring the Company in response to the deregulation of the gas industry.

      Depreciation expense increased $93,000 due to an increase in the amount of depreciable assets.

      Other Income decreased $64,000 or 5.5%, Interest Expense increased $434,000 or 23.8%, Dividends on Preferred Stock decreased $253,000, and Dividends on Common Stock increased $68,000 from the six months ended December 31, 1996 for the same reasons previously discussed in the Results of Operations
- Second Quarter.

      Income Taxes decreased $157,000 or 58.8% due to a decrease in Pre-Tax Income.



        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


-------------------------------------------------------------------------------

Results of Operations - Twelve Months Ended December 31, 1997
versus Twelve Months Ended December 31, 1996

-------------------------------------------------------------------------------

      Earnings available for Common Stock were $3,363,000 for the twelve months ended December 31, 1997 as compared to $3,459,000 for 1996. The decrease is due primarily to increased operating expenses.

      Operating Margin increased $249,000 or 1.0% from the twelve months ended December 31, 1996. Operating Margin is primarily affected by the change in the level of firm gas sold and transported.

      The Company's sales are affected by weather as the majority of its firm customers use natural gas for heating. An increase in the number of firm heating customers was offset by 2.2% warmer than normal temperatures.

                                                     1997           1996
                                                  -----------    -----------

12 Month Firm MCF Sold & Transported                6,506,000      6,498,000
12 Month Operating Margin                         $25,939,000    $25,690,000
12 Month Average Operating Margin Per Firm MCF    $      3.99    $      3.95

      Other Operating Expenses increased $588,000 or 4.9% over the twelve months ended December 31, 1996. The increase is primarily due to Administrative and General Expenses reflecting the costs associated with restructuring and deregulation, insurance costs and Transmission and Distribution Expenses due to a re-allocation of the work force.

      Depreciation increased $245,000 over the twelve months ended December 31, 1996, due to an increase in the level of depreciable assets.

      Other Income increased $376,000 or 19.6% from 1996. The increase was primarily due to higher interest on the undercollection of prior period gas costs through the CGAC, higher Propane revenues due to higher margins during the heating season, and increased jobbing revenues.

      Interest Expense increased $897,000 due to the increase in long-term debt used to retire the $8,000,000, 8.4% Preferred Stock series and the expenses associated with the restructuring. Offsetting this, dividends on Preferred Stock decreased $591,000 resulting in a tax savings of $228,000.

      Dividends declared on Common Stock increased $92,000 due to additional shares outstanding through the Company's DRIP and to a lesser extent, an increase in quarterly dividends to $.285 per share from $.28, effective the second quarter of 1997.

Liquidity and Capital Resources - December 31, 1997

      The Company added approximately $3,766,000 to Plant assets during the six months ended December 31, 1997. These construction expenditures primarily represent investments in new and replacement mains and services.

      The capital structure of the Company at December 31, 1997 was 43.6% Common Equity, 0.4% Preferred Stock and 56.0% Long-Term Debt.

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

      Funds for environmental clean-up costs are initially financed through short-term borrowings and all such costs will be recovered over a seven year period under a ruling issued by the Massachusetts Department of Telecommunications and Energy ("DTE"), formerly referred to as the Massachusetts Department of Public Utilities ("MDPU").

NEW ACCOUNTING PRONOUNCEMENT:

      Effective December 31, 1997, the Company, as required, retroactively adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share " ("SFAS"). The statement established new standards for computing and presenting earnings per share ("EPS") and require restatement of prior years information. As such, EPS for all prior periods presented has been restated to conform with SFAS 128. Due to the capital structure of the Company, basic and diluted EPS are equal.

      Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued in June, 1997. SFAS 131 establishes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect that the implementation of SFAS 131 will have a material effect on the Company.

            Cautionary Statement for Purposes of the"Safe Harbor"
            Provisions of the Private Securities Litigation Reform
            Act of 1995

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

          None

Item 3.   Defaults Upon Senior Securities
-----------------------------------------

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          On November 7, 1997, the Annual Meeting of the shareholders of the Berkshire Gas Company was held at the Crowne Plaza Hotel, Pittsfield, Massachusetts at 10:00 a.m.

          Proxies for said annual meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to Management's nominees, as listed in the Proxy statement, for the election of Directors. All nominees were duly elected.

Item 5.   Other Information
---------------------------

          The Company received approval on January 30, 1998 from the DTE to proceed with the process of forming a holding company. The Company's management and Board of Directors consider it to be in the best interest of Berkshire Gas and its shareholders to adopt a holding company structure. Berkshire Gas would become a separate wholly-owned subsidiary of a new parent company. The shareholders of Berkshire Gas would become shareholders of the parent company. This reorganization will require shareholder approval. A special meeting of shareholders will be scheduled during the first half of 1998 for the purpose of voting on this reorganization.

          The Company has signed an agreement to enter into a joint venture with a major energy marketer. The affiliation will extend opportunities to sell a variety of energy services in areas where the Company now operates.

Item 6.   Exhibits and Reports on Form 8 - K
--------------------------------------------

          (a)  List of Exhibits
               27 - Financial Data Schedule




The balance sheet as of December 31, 1997, the related statements of operations and retained earnings for three month, six month and twelve month periods ended December 31, 1997 and 1996, and the statements of cash flows for the six month periods ended December 31, 1997 and 1996 have been reviewed, prior to filing, by the Registrant's independent public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented below.


Deloitte &
   Touche LLP
-------------      ------------------------------------------------------------
                   City Place                          Telephone:(860) 280-3000
                   185 Asylum Street                   Facsimile:(860) 280-3051
                   Hartford, Connecticut 06103-3402


INDEPENDENT ACCOUNTANTS' REPORT
The Berkshire Gas Company:

We have reviewed the accompanying balance sheet of The Berkshire Gas Company as of December 31, 1997, the related statements of operations and retained earnings for the three month, six month and twelve month periods ended December 31, 1997 and 1996, and the statements of cash flows for the six month periods ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


/s/ DELOITTE & TOUCHE LLP
-----------------------------------
    Deloitte & Touche LLP

February 9, 1998



                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE BERKSHIRE GAS COMPANY
                                     ------------------------------------------
                                     Registrant


                                     /s/ MICHAEL J. MARRONE
                                     ------------------------------------------
                                         Michael J. Marrone
                                         Vice President, Treasurer &
                                         Chief Financial Officer


Dated: February 12, 1998