Form 10-Q
period 1998-03-31
BERKSHIRE GAS CO /MA/
filed 1998-04-30
CIK 317406

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the Quarter Ended March 31, 1998            Commission File No. 0-1857-3


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

                                                         Yes  [X]    No  [ ]


At March 31, 1998, the Registrant had issued and outstanding 2,285,745 shares of Common Stock, par value $2.50.


                          THE BERKSHIRE GAS COMPANY
           STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
------------------------------------------------------------------------------
                   (In Thousands Except Per Share Amounts)


                                                        Three Months Ended
                                                       3/31/98      3/31/97
                                                       --------     --------

Operating Revenues                                     $ 22,969     $ 21,803
Cost of Gas Sold                                         11,732       10,667
                                                       ---------------------

Operating Margin                                         11,237       11,136
                                                       ---------------------

Other Operating Expenses                                  3,477        3,373
Depreciation                                              1,967        1,901
                                                       ---------------------

      Total                                               5,444        5,274
                                                       ---------------------
Utility Operating Income                                  5,793        5,862
Other Income - Net                                          567          972
                                                       ---------------------

Operating and Other Income                                6,360        6,834
Interest Expense                                          1,129        1,118
Other Taxes                                                 812          784
                                                       ---------------------

      Pre-Tax Income                                      4,419        4,932

Income Taxes                                              1,680        1,890
                                                       ---------------------

NET INCOME                                                2,739        3,042
Retained Earnings at Beginning of Period                  7,688        6,823
                                                       ---------------------

      Total                                              10,427        9,865
                                                       ---------------------

Dividends Declared:
  Preferred Stock                                             4            5
  Common Stock                                              651          614
                                                       ---------------------

Total Dividends                                             655          619
                                                       ---------------------

Retained Earnings at End of Period                     $  9,772     $  9,246
                                                       =====================

Earnings Available for Common Stock                    $  2,735     $  3,037
                                                       ---------------------

Average Shares of Common Stock Outstanding              2,285.7      2,192.9
                                                       ---------------------

Basic and Diluted Earnings Per Share of
 Common Stock                                          $   1.20     $   1.38
                                                       =====================


See Independent Accountants' Review Report and Notes to Financial Statements.



                          THE BERKSHIRE GAS COMPANY
            STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
------------------------------------------------------------------------------
                  (In Thousands Except Per Share Amounts)

                                                         Nine Months Ended
                                                       3/31/98      3/31/97
                                                       --------     --------

Operating Revenues                                     $ 41,626     $ 38,029
Cost of Gas Sold                                         20,758       17,949
                                                       ---------------------

Operating Margin                                         20,868       20,080
                                                       ---------------------

Other Operating Expenses                                  9,498        9,008
Depreciation                                              3,399        3,240
                                                       ---------------------

      Total                                              12,897       12,248
                                                       ---------------------
Utility Operating Income                                  7,971        7,832
Other Income - Net                                        1,666        2,135
                                                       ---------------------

Operating and Other Income                                9,637        9,967
Interest Expense                                          3,387        2,942
Other Taxes                                               1,481        1,410
                                                       ---------------------

      Pre-Tax Income                                      4,769        5,615
Income Taxes                                              1,790        2,157
                                                       ---------------------

NET INCOME                                                2,979        3,458
Retained Earnings at Beginning of Period                  8,739        7,883
                                                       ---------------------

      Total                                              11,718       11,341
                                                       ---------------------

Dividends Declared:
  Preferred Stock                                            12          266
  Common Stock                                            1,934        1,829
                                                       ---------------------

Total Dividends                                           1,946        2,095
                                                       ---------------------

Retained Earnings at End of Period                     $  9,772     $  9,246
                                                       =====================

Earnings Available for Common Stock                    $  2,967     $  3,192
                                                       ---------------------

Average Shares of Common Stock Outstanding              2,255.1      2,176.2
                                                       ---------------------

Basic and Diluted Earnings Per Share of
 Common Stock                                          $   1.32     $   1.47
                                                       =====================


See Independent Accountants' Review Report and Notes to Financial Statements.



                          THE BERKSHIRE GAS COMPANY
           STATEMENTS OF INCOME AND RETAINED EARNINGS - Unaudited
------------------------------------------------------------------------------
                   (In Thousands Except Per Share Amounts)


                                                        Twelve Months Ended
                                                       3/31/98        3/31/97
                                                       ---------------------

Operating Revenues                                     $ 52,059     $ 46,915
Cost of Gas Sold                                         26,019       21,918
                                                       ---------------------

Operating Margin                                         26,040       24,997
                                                       ---------------------

Other Operating Expenses                                 12,551       11,842
Depreciation                                              4,179        3,894
                                                       ---------------------

      Total                                              16,730       15,736
                                                       ---------------------
Utility Operating Income                                  9,310        9,261
Other Income - Net                                        1,887        2,253
                                                       ---------------------

Operating and Other Income                               11,197       11,514
Interest Expense                                          4,425        3,698
Other Taxes                                               1,841        1,765
                                                       ---------------------

      Pre-Tax Income                                      4,931        6,051

Income Taxes                                              1,854        2,331
                                                       ---------------------

NET INCOME                                                3,077        3,720
Retained Earnings at Beginning of Period                  9,246        8,397
                                                       ---------------------

      Total                                              12,323       12,117
                                                       ---------------------

Dividends Declared:
  Preferred Stock                                            12          438
  Common Stock                                            2,539        2,433
                                                       ---------------------

Total Dividends                                           2,551        2,871
                                                       ---------------------

Retained Earnings at End of Period                     $  9,772     $  9,246
                                                       =====================

Earnings Available for Common Stock                    $  3,065     $  3,282
                                                       ---------------------

Average Shares of Common Stock Outstanding              2,239.3      2,167.4
                                                       ---------------------

Basic and Diluted Earnings Per Share of
 Common Stock                                          $   1.37     $   1.51
                                                       =====================


See Independent Accountants' Review Report and Notes to Financial Statements.



                          THE BERKSHIRE GAS COMPANY
                               BALANCE SHEETS
------------------------------------------------------------------------------
                               (In Thousands)

                                                               March 31,      June 30,
                                                                 1998           1997
                                                              -----------    ---------
                                                              (Unaudited)    (Audited)

ASSETS:
Utility Plant:
  Utility Plant - at original cost                             $ 105,856     $ 101,983
  Less: Accumulated Depreciation                                  31,051        28,343
                                                               -----------------------

      Utility Plant - Net                                         74,805        73,640
                                                               -----------------------
Other Property:
  Other Property - at original cost                               12,409        11,983
  Less:  Accumulated Depreciation                                  6,350         5,887
                                                               -----------------------

      Other Property - Net                                         6,059         6,096
                                                               -----------------------

Current Assets:
  Cash                                                               447           356
  Accounts Receivable
    Utility Service (less allowance: Mar. 1998-$1,137;
     June 1997-$900)                                              10,676         6,386
    Merchandise & Other (less allowance: Mar. 1998-$108;
     June 1997-$121)                                               1,086           869
    Other Receivables                                                128           332
    Inventories (at the lower of average cost or market):
      Natural Gas                                                  1,105         1,844
      Liquefied Petroleum                                            101           146
      Materials and Supplies                                       1,581         1,675
      Prepayments and Other                                          590           689
                                                               -----------------------
        Total Current Assets                                      15,714        12,297
                                                               -----------------------

Deferred Debits:
  Unamortized Debt Expense                                         2,226         2,302
  Capital Stock Expense                                              287           319
  Environmental Cleanup Costs                                        955           819
  Other                                                            1,423         1,425
                                                               -----------------------
      Total Deferred Debits                                        4,891         4,865
                                                               -----------------------

   Recoverable Environmental Cleanup Costs                         3,290         3,290
                                                               -----------------------

      TOTAL ASSETS                                             $ 104,759     $ 100,188
                                                               =======================


See Independent Accountants' Review Report and Notes to Financial Statements.



                          THE BERKSHIRE GAS COMPANY
                               BALANCE SHEETS
------------------------------------------------------------------------------
                               (In Thousands)

                                                           March 31,     June 30,
                                                             1998          1997
                                                          -----------    --------
                                                          (Unaudited)    (Audited)

CAPITALIZATION AND LIABILITIES
Common Shareholders' Equity:
  Common Stock                                             $   5,715     $   5,529
  Premium on Common Stock                                     18,241        17,097
  Retained Earnings                                            9,772         8,739
                                                           -----------------------

Total Common Shareholders' Equity                             33,728        31,365
                                                           -----------------------
Redeemable Cumulative Preferred Stock                            321           363
                                                           -----------------------

Long-Term Debt                                                40,000        40,000
                                                           -----------------------
Current Liabilities:
  Notes Payable to Banks                                       7,825         6,480
  Accounts Payable                                             2,383         3,513
  Other Current Liabilities                                    2,847         4,621
  Taxes Accrued                                                2,526          (96)
  Refundable(Recoverable) Gas Costs                              452       (1,404)
                                                           -----------------------
      Total Current Liabilities                               16,033        13,114
                                                           -----------------------

  Other Liabilities                                            1,799         1,561
                                                           -----------------------

Unamortized Investment Tax Credit                              1,156         1,209
                                                           -----------------------

Deferred Income Taxes                                          8,432         9,286
                                                           -----------------------

Reserve for Recoverable Environmental Cleanup Costs            3,290         3,290
                                                           -----------------------

TOTAL CAPITALIZATION AND LIABILITIES                       $ 104,759     $ 100,188
                                                           =======================


See Independent Accountants' Review Report and Notes to Financial Statements.



                          THE BERKSHIRE GAS COMPANY
                    STATEMENTS OF CASH FLOWS - Unaudited
------------------------------------------------------------------------------
                               (In Thousands)


                                                                    Nine Months Ended
                                                                  3/31/98      3/31/97
                                                                  --------     --------

Cash flows from Operating Activities:
  Net Income                                                      $  2,979     $  3,458

Adjustments to Reconcile Net Income to Net Cash Provided by
 Operating Activities:
  Depreciation and Amortization                                      4,125        3,955
  Provision for Losses on Accounts Receivable                          852          728
  Recoverable(Refundable)Gas Costs                                   1,856       (2,845)
  Deferred Income Taxes                                               (854)       1,063
Changes in Assets and Liabilities Which Provided (Used) Cash:
  Accounts Receivable                                               (5,359)      (6,018)
  Other Receivables                                                    204          227
  Inventories                                                          878          678
  Accounts Payable                                                  (1,130)        (546)
  Taxes Accrued                                                      2,621        1,435
  Other                                                             (1,571)       1,107
                                                                  ---------------------

      Total Adjustments                                              1,622         (216)
                                                                  ---------------------
Net Cash Provided by Operating Activities                            4,601        3,242
                                                                  ---------------------
Cash Flows from Investing Activities:
  Construction Expenditures                                         (5,197)      (5,737)
                                                                  ---------------------
Cash Flows from Financing Activities:
  Dividends Paid                                                    (1,946)      (2,095)
  Proceeds from Issuance of Long-Term Debt                               0       16,000
  Proceeds from(Payments on)Notes Payable                            1,345       (2,455)
  Redemption of Preferred Stock                                        (42)      (9,360)
  Proceeds from Other Stock Transactions                             1,330          586
                                                                  ---------------------
  Net Cash Provided by Financing Activities                            687        2,676
                                                                  ---------------------
Net Increase in Cash                                                    91          181
Cash at Beginning of Period                                            356          196
                                                                  ---------------------
Cash at End of Period                                             $    447     $    377
                                                                  ---------------------

Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Year for:
    Interest(net of amount capitalized)                           $  3,253     $  3,157
                                                                  =====================
    Income Taxes(net of refund)                                   $    352     $      6
                                                                  =====================


See Independent Accountants' Review Report and Notes to Financial Statements.



The Berkshire Gas Company
Notes to Financial Statements
March 31,1998
----------------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)

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

      The Company received approval on January 30, 1998 from the Massachusetts Department of Telecommunications and Energy ("DTE") to proceed with the process of forming a holding company. The Company's management and Board of Directors consider it to be in the best interest of Berkshire Gas and its shareholders to adopt a holding company structure. Berkshire Gas would become a wholly-owned subsidiary of a new parent company. This reorganization will require shareholder approval. On February 24, 1998, the Company filed with the SEC Form S-4 Registration Statement/Proxy. A special meeting of shareholders is scheduled for Friday May 8, 1998, for the purpose of voting on this reorganization.

      On February 6, 1988, the Company signed an agreement to enter into a joint venture with a major energy marketer. The affiliation will extend opportunities to sell a variety of energy services in areas where the Company now operates.


NEW ACCOUNTING PRONOUNCEMENT:

      Effective December 31, 1997, the Company, as required, retroactively adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS"). The statement established new standards for computing and presenting earnings per share ("EPS") and requires restatement of prior years information. As such, EPS for all prior periods presented has been restated to conform with SFAS 128. Due to the capital structure of the Company basic and diluted EPS are equal.

      Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," was issued in February, 1998. SFAS 132 revised employer's disclosures about pension and other postretirement benefits, but does not change the measurement or recognition of those plans. The Statement is effective for the Company's 1999 financial statements, with earlier application permitted. The impact on the Company's disclosures is not expected to be significant.


CONTINGENCIES:

   ENVIRONMENTAL:

      Like other companies in the natural gas industry, the company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $3,290 to $12,302. In accordance with SFAS No. 5, the Company has recorded the most likely cost of $3,290. The Company's unamortized cost at March 31, 1998 was $955 and should be recovered over a seven-year period through the Cost of Gas Adjustment Clause ("CGAC").



        Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

----------------------------------------------------------------------------

Results of Operations - Third Quarter Ended March 31, 1998 versus Third Quarter Ended March 31, 1997

----------------------------------------------------------------------------

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

      Operating Margin increased $101,000 or 0.9%, despite warmer weather, from the three months ended March 31, 1997, primarily due to growth in commercial volumes and customers.

                                                     1998           1997
                                                  -----------    -----------

3 Month Firm MCF Sold & Transported                 2,559,000      2,642,000
3 Month Operating Margin                          $11,237,000    $11,136,000
3 Month Average Operating Margin Per Firm MCF           $4.39          $4.21

      Other Operating Expenses increased $104,000 or 3.1% from the three months ended March 31, 1997. The increase is primarily due to higher professional fees due to the reorganization in response to the deregulation of the gas industry, increased costs to upgrade technologies and higher medical benefit costs. Partially offsetting these increases are reductions in pension costs and meter reading expenses.

      Depreciation Expense increased $66,000 due to an increase in the amount of depreciable assets.

      Other Income decreased $405,000 primarily due to lower Propane revenues reflecting warmer weather as well as lower margins due to market conditions. Contributing to a lesser extent was lower jobbing revenues and less interest income from the undercollection of gas costs from customers through the CGAC.

      Dividends on Common Stock increased $37,000 due to an increase in the number of shares reflecting active shareholder participation in the Dividend Reinvestment Program ("DRIP").

      The Allowance for Doubtful Accounts on Utility Service Accounts Receivable increased by $237,000 since June 30, 1997, reflecting the current status of doubtful accounts.


        Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

----------------------------------------------------------------------------

Results of Operations - Nine Months Ended March 31, 1998 versus Nine Months Ended March 31, 1997

----------------------------------------------------------------------------

      Operating Margin increased $788,000 or 3.9% as compared with the nine months ended March 31, 1997 for the same reasons as discussed in the Third Quarter Results.

                                                     1998           1997
                                                  -----------    -----------

9 Month Firm MCF Sold & Transported                 4,983,000      4,989,000
9 Month Operating Margin                          $20,868,000    $20,080,000
9 Month Average Operating Margin Per Firm MCF           $4.18          $4.02

      Other Operating Expenses increased $490,000 or 5.4% from the nine months ended March 31, 1997. The increase is due to higher Production Expenses due to the amortization of environmental cleanup costs, higher Transmission and Distribution Expense due to re-allocation of the work force and leasing expense due to the change to leasing versus buying vehicles, higher costs relating to upgrading information systems, increased collection costs, medical benefit costs, as well as higher Administrative and General expenses as a result of the reorganization in response to deregulation. Partially offsetting these increases were lower pension and meter reading expenses.

      Depreciation expense increased $159,000 due to an increase in the amount of depreciable assets.

      Other Income decreased $469,000 or 22.0%, and Dividends on Common Stock increased $105,000 or 5.7% for the same reasons as discussed in the Results of Operations - Third Quarter.

      Due to the increase of long-term debt used to retire the 8.4% Preferred Stock series as well as additional short-term borrowings to finance gas costs, Interest Expense increased $445,000 which was partially offset by a reduction of $254,000 in the requirements for Preferred Stock dividends.

      Income Taxes decreased $367,000 or 17.0% due to a decrease in Pre-Tax Income.


        Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

----------------------------------------------------------------------------

Results of Operations - Twelve Months Ended March 31, 1998 versus Twelve Months Ended March 31, 1997

----------------------------------------------------------------------------

      Earnings available for Common Stock were $3,065,000 for the twelve months ended March 31, 1998 as compared to $3,282,000 for 1997. The decrease is primarily due to increased operating expenses and lower other income caused by a warmer heating season.

      Operating Margin increased $1,043,000 or 4.2% from the twelve months ended March 31, 1997. The Company increased firm volumes sold and transported through growth in customers and usage, which more than offset the 7% warmer than normal weather.

                                                      1998          1997
                                                   -----------   -----------

12 Month Firm MCF Sold & Transported                 6,424,000     6,348,000
12 Month Operating Margin                          $26,040,000   $24,997,000
12 Month Average Operating Margin Per Firm MCF           $4.05         $3.94

      Other Operating Expenses rose $709,000 or 6.0% over the twelve months ended March 31, 1997. The increase is due to Higher Production,
Transmission and Distribution, Customer Accounts and Administrative and General Expenses. These expenses have increased for the same reasons as noted above.

      Other Income decreased $366,000 or 16.2% from 1997 primarily due to lower Propane revenues as a result of the substantially warmer weather. This was partially offset by increased income from Appliance Rentals.

      Interest Expense increased $727,000 due to the increase in long-term debt used to retire the $8,000,000, 8.4% Preferred Stock series and the associated debt restructuring expenses. As a result of this restructuring dividends on Preferred Stock decreased by $426,000. A tax savings of $164,000 was realized from this restructuring.

      Dividends declared on Common Stock increased $107,000 due to additional shares outstanding through the Company's DRIP.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1998

      The Company added approximately $5,197,000 to Plant assets during the nine months ended March 31, 1998. These construction expenditures primarily represent investments in new and replacement mains and services.

      The capital structure of the Company at March 31, 1998 was 45.6% Common Equity, 0.4% Preferred Stock and 54.0% Long-Term Debt.

      Cash flows from operating activities have increased over the nine month period ended March 31, 1998, primarily due to the recovery of prior period gas costs through the CGAC, partially offset by increases in Accounts Receivable.

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

NEW ACCOUNTING PRONOUNCEMENT:

      Effective December 31, 1997, the Company, as required, retroactively adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share " ("SFAS"). The statement established new standards for computing and presenting earnings per share ("EPS") and required restatement of prior years information. As such, EPS for all prior periods presented have been restated to conform with SFAS 128. Due to the capital structure of the Company basic and diluted EPS are equal.

      Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," was issued in February, 1998. SFAS 132 revised employer's disclosures about pension and other postretirement benefits, but does not change the measurement or recognition of those plans. The Statement is effective for the Company's 1999 financial statements, with earlier application permitted. The impact on the Company's disclosures is not expected to be significant.


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

Item 1.     Legal Proceedings
-----------------------------

            No developments during the quarter.

Item 2.     Changes in Securities
---------------------------------

            Not Applicable

Item 3.     Defaults Upon Senior Securities
-------------------------------------------

            Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

            None

Item 5.     Other Information
-----------------------------

            The Company received approval on January 30, 1998 from the DTE to proceed with the process of forming a holding company. The Company's management and Board of Directors consider it to be in the best interest of Berkshire Gas and its shareholders to adopt a holding company structure. Berkshire Gas would become a wholly-owned subsidiary of a new parent company. This reorganization will require shareholder approval. On February 24, 1998, the Company filed with the SEC Form S-4 Registration Statement/Proxy. A special meeting of shareholders is scheduled for Friday May 8, 1998, for the purpose of voting on this reorganization.

            On February 6, 1988, the Company signed an agreement to enter into a joint venture with a major energy marketer. The affiliation will extend opportunities to sell a variety of energy services in areas where the Company now operates.

Item 6.     Exhibits and Reports on Form 8 - K
----------------------------------------------

           (a)   List of Exhibits
                 Exhibit 27 - Financial Data Schedule

                 Exhibit 99 - Form S-4 Registration Statement/Proxy filed by Berkshire Energy Resources on February 24, 1998 (File No. 333-46799) and is incorporated herein by reference.



The balance sheet as of March 31, 1998, the related statements of income and retained earnings for the three month, nine month and twelve month periods ended March 31, 1998 and 1997, and the statements of cash flows for the nine month periods ended March 31, 1998 and 1997 have been reviewed, prior to filing, by the Registrant's independent public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented below.


Deloitte &
   Touche LLP

            City Place                              Telephone:(860) 280-3000
            185 Asylum Street                       Facsimile:(860) 280-3051
            Hartford, Connecticut 06103-3402


INDEPENDENT ACCOUNTANTS' REPORT

The Berkshire Gas Company:

We have reviewed the accompanying balance sheet of The Berkshire Gas Company as of March 31, 1998, the related statements of income and retained earnings for the three month, nine month and twelve month periods ended March 31, 1998 and 1997, and the statements of cash flows for the nine month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
April 29, 1998



                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE BERKSHIRE GAS COMPANY
                                        ------------------------------------
                                        Registrant



                                        /s/ Michael J. Marrone
                                        ------------------------------------
                                        Michael J. Marrone
                                        Vice President, Treasurer & Chief
                                        Financial Officer


Dated: April 30, 1998