Form 10-K
period 1998-06-30
BERKSHIRE GAS CO /MA/
filed 1998-09-25
CIK 317406

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                  FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended June 30, 1998 or
                          -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
(No fee required)

For the transition period from                       to
                               ---------------------    ---------------------

Commission File Number   0-1857-3
                        ----------

                          The Berkshire Gas Company
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

Massachusetts                                04-1731220
----------------------------------           ----------------------
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)

115 Cheshire Road, Pittsfield, MA            01201-1803
-------------------------------------------  -------------
(Address of Principal Executive Offices)     (Zip Code)


                               (413) 442-1511
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

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
Yes   X   No
    -----    -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of shares of Common Stock, $2.50 par value of the Registrant held by non-affiliates as of July 31, 1998 was $46,983,840. Total shares of common stock of the Registrant outstanding as of July 31, 1998 were 2,324,930.

Documents Incorporated by Reference:

1. The Berkshire Gas Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998 (Items 5, 6, 7, and 8 of Part II).

2. The Berkshire Gas Company's definitive Proxy Statement, to be filed on October 2, 1998, pursuant to Regulation 14A under the Securities and Exchange Act of 1934 (Items 10, 11, 12 and 13 of Part III).

FORM 10-K
                          THE BERKSHIRE GAS COMPANY
                                   PART I
                                   ------

                              Table of Contents

                                                        Item       Page
                                                       Number     Number
                                                       ------     ------

Business                                                  1          3
Properties                                                2         10
Legal Proceedings                                         3         11
Submission of Matters to a Vote of
 Security Holders                                         4         11
Additional Items                                          -         11
 (Executive Officers of the Registrant)

                                   PART II
                                   -------

Market For Registrant's Common Equity and Related
 Stockholder Matters                                      5         13
Selected Financial Data                                   6         13
Management's Discussion and Analysis of
 Financial Condition and Results of Operations            7         13
Financial Statements and Supplementary Data               8         13
Changes in and Disagreements with Accountants
 on Accounting and Financial Disclosure                   9         13

                                  PART III
                                  --------

Directors and Executive Officers of the Registrant       10         14
Executive Compensation                                   11         14
Security Ownership of Certain Beneficial
 Owners and Management                                   12         14
Certain Relationships and Related Transactions           13         14

                                   PART IV
                                   -------

Exhibits, Independent Auditors' Report on
 Supplemental Schedules, Financial Statement
 Schedules, and Reports on Form 8-K                      14         16


Item I.  Business
-----------------

                                   General

      The Berkshire Gas Company (the "Company") was incorporated in the Commonwealth of Massachusetts in 1853 and is a publicly-held utility engaged in the distribution and sale of natural gas for residential, commercial and industrial use. The Company also has an appliance rental division that sells and leases gas burning equipment. Through its Berkshire Propane division, the Company markets liquefied petroleum gas.

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

                                  Customers

      The largest group of natural gas customers is the residential class. During the fiscal years ended June 30, 1998, 1997 and 1996, residential consumers accounted for approximately 55%, 55% and 54%; commercial and industrial consumers accounted for 41%, 40% and 42%; and transportation consumers accounted for approximately 4%, 5% and 4% of operating revenues, respectively. Transportation consumers account for approximately 8%, 9%, and 5% of operating margin for fiscal years 1998, 1997 and 1996, respectively. Net income could be impacted by the loss of one or more significant transportation consumers, who are all under contracts.

      The number of natural gas customers increased 1% in 1998 over 1997, from 33,887 to 34,166. Total Mcf sold and transported decreased from 8,079,811 Mcf in 1997 to 7,356,946 Mcf in 1998 primarily due to 10% warmer than normal weather. Total natural gas customers by classification at June 30 in each of the previous five years were:

                             1998       1997       1996       1995       1994
                             ----       ----       ----       ----       ----

Residential                 29,911     29,682     29,707     29,565     29,126
Commercial & Industrial      4,255      4,205      4,056      4,031     3,921


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

      While historically the Company has been subject to competition from electricity, oil, propane, coal and other fuels for heating, water heating, cooking, air conditioning and industrial applications, regulatory changes have created the competition among existing and new suppliers or marketers of natural gas. The Company takes a very positive view of the changes occurring within the natural gas industry. The advent of customer choice should enhance the value of the Company's products and services. The Company is taking an active role in the transformation of the industry at the state level, through participation in collaborative proceedings involving a wide range of market stakeholders and regulators.

      The Company has formed a new division to pursue opportunities spawning from the transformation of our industry. Berkshire Energy Marketing, in alliance with Conectiv/CNE Energy Services, LLC, a major regional commodity provider, will market electricity and fuel oil, as well as natural gas, in our existing franchise area and nearby regions. The Company will continue to perform the gas utility distribution function upon the completion of the corporate restructuring and will remain subject to the regulatory authority of the DTE.

                            Rates and Regulations

      The Company is subject to the regulatory authority of the Massachusetts Department of Telecommunications and Energy ("DTE"), formerly the Massachusetts Department of Public Utilities, with respect to various matters, including rates, financing, certain gas supply contracts, demand-side management programs and planning and safety matters.

      The principal rate classifications are residential, commercial and industrial. The Company also offers five Quasi-Firm transportation rates for large end-users as well as interruptible sales and transportation service. The Company's rate structure is based on the cost of providing service to each customer class. Current rates became effective January 1, 1994 with the exception of a revised Interruptible Transportation Rate which became effective July 1, 1996 and Transportation Terms and Conditions which became effective November 1, 1996.

      Presently, the Company's residential rates are designed separately for heating and non-heating purposes. Additionally, for the Company, like most other utility companies in Massachusetts, subsidized rates are available to residential customers who qualify for certain government entitlements.
These customers receive a 20% discount from the standard residential rates. The commercial and industrial rates are based on load factor; that is, the cost is based on how much gas is consumed and when it is consumed. Those customers who use more than 30% of their annual usage in the summer are considered high load factor; those using less than 30% of their annual usage during the summer season are considered low load factor. There are seven classifications of load factor rates.

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

      The Company also provides several non-firm and special rates to meet the varying needs of large customers. These rates include Interruptible Sales Service whereby a customer is capable of either ceasing operations or switching to an alternate fuel. Five Quasi-Firm Transportation Rates are available for large end-users and provide firm transportation and optional standby service for less than twelve months. Additionally, a Load Management Rate is available for nonresidential customers who agree to reduce demand to a predetermined minimum level on peak days. Finally, the Company makes sales to primarily larger customers under special contracts that reflect charges, levels, and terms of service different from those under generally available tariffs. Often arrangements of this nature are made to meet competitive challenges. Such contracts must be approved by the DTE on an individual case basis.

      In compliance with requirements set forth by the DTE, the Company filed revenue-neutral, unbundled rates. The unbundled rates were submitted in accordance with a request for a Joint Motion for Approval of the Settlement Agreement ("the Settlement") reached by participants in the Massachusetts Gas Unbundling Collaborative ("the Collaborative"). The Settlement resulted from extensive discussions between the Parties to resolve issues relating to the unbundling of the Company's rates for all customer classes, as well as cost allocation and rate design. The Parties supported the DTE's approval of the revised rate schedules with the intent that new tariffs be implemented for effect November 1, 1998. The Joint Motion for Approval of the Settlement Agreement was approved on August 14, 1998.

      Additionally, on July 10, 1998, the ten investor-owned local distribution companies filed a Joint Motion for Settlement Agreement ("the Agreement") with the DTE relating to Model Terms and Conditions for unbundled gas distribution services as set forth in the agreement. The LDCs and the Marketer Group have agreed to many sections and have indicated where further action is required by participants in the Collaborative following the DTE's decision on capacity assignment and related issues, including Interruptible Distribution Service.

      On July 2, 1998, the DTE issued an Interlocutory Order on Procedural Schedule. In that order, the DTE agreed to have unbundled rates in place November 1, 1998. Second, the DTE stated they intend to review and issue a decision on the Model Terms and Conditions no later than September 30, 1998. Finally, the DTE intends to issue an order on capacity assignment and cost responsibility by October 30, 1998. As a result of this schedule, the DTE found that the introduction of comprehensive unbundling of LDCs services should be implemented no later than April 1, 1999.

      The Company is also subject to standards prescribed by the Secretary of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to the design, installation, testing, construction and maintenance of pipeline facilities. The enforcement of these standards has been delegated to the DTE which has taken an active role in such enforcement, including the application of civil penalties and the requirement of remedial programs.

      The regulation of prices, terms and conditions of interstate pipeline transportation and sales of natural gas is subject to the jurisdiction of FERC. The Company is not under the direct jurisdiction of FERC, but monitors, and periodically participates in, proceedings before FERC which involve the pipeline gas suppliers/transporters, the Company's operations, and other matters pertinent to the Company's business. (See also "Competition".)

                            Environmental Matters

      Federal, state and local laws and regulations establishing standards and requirements for protection of the environment have increased in number and scope in recent years. The Company cannot predict the future impact of such standards and requirements, which are subject to change and can be retroactively applied.

      During fiscal 1990, the DTE issued a generic ruling on cost recovery for environmental cleanup costs with respect to former gas manufacturing sites. Under the ruling, the Company will recover, excluding carrying costs, over a seven-year period through the CGAC. This ruling also provides for the sharing of any proceeds received from insurance carriers equally between the Company and its ratepayers, and establishes maximum amounts that can be recovered from customers in any one year.

      During the year ended June 30, 1998, the Company continued the analysis and field review of two parcels of real estate formerly used for gas manufacturing operations, which had been found to contain coal tar deposits and other substances associated with by-products of the gas manufacturing process. The review and assessment process began in 1985 with respect to site #1, which is owned by the Company, and in 1989 with respect to site #2, which was formerly owned by the Company.

      With the review and approval by the Massachusetts Department of Environmental Protection ("MDEP"), work at site #1 has resulted in proposed remedial activities which will be pursued in the near future, while site monitoring will be continuous. Investigative activities are continuing at site #2.

      It is difficult to predict the potential financial impact of these sites until first, the nature and risk is fully characterized, and second, the remedial strategies and related technologies are determined. The general philosophy of the Company is one of source removal and/or reduction coupled with risk minimization.

      Beginning in fiscal year 1999, the Company will begin remediation of site #1 at a projected cost of $1,300,000. Assuming successful implementation, it is anticipated that through 2012 the level of expenditures for both sites will range from $3,290,000 to $12,302,000. The Company has recorded the most likely amount of $3,290,000 in accordance with SFAS No. 5. Ultimate expenditures cannot be determined until a remedial action plan for site #2 is developed and approved by MDEP, along with plans for post remediation monitoring of both sites. The Company's unamortized costs at June 30, 1998, were $800,000 and should be recovered using the formula discussed above.

      FERC Order 636 provides for 100% recovery by pipelines of any "Transition Costs" prudently incurred as a result of industry restructuring. As these costs have been and may be approved in the future, they have been and will be passed through to the Company as demand charges associated with the transportation of gas through the pipeline. Under current rate structures, these costs are recovered through the CGAC.

                                 Seasonality

      The Company's business has a distinct seasonal quality because a large percentage of its sendout serves residential and commercial heating loads. Gas operating revenues reflect the seasonal nature of the business. Such revenues are affected by temperature variations between the heating and non-heating seasons and by seasonal pricing differentials embodied in the Company's effective schedule of rates and charges for gas services. (See also "RATES AND REGULATIONS".)

                             Employee Relations

      The Company has 156 employees, approximately 51% of whom are represented by the United Steelworkers of America, AFL-CIO-CLC, under a contract which remains in effect until March 31, 2000. Relations with employees are generally satisfactory.

                                 Gas Supply

      The Company's portfolio of firm natural gas contracts consists of Aquila Energy Marketing (2,683 Mcf/day); Boundary Gas (1,050 Mcf/day); Natural Gas Clearinghouse, "Cosmic" (2,682 Mcf/day) and NGC "636"(4,920 Mcf/day); and Tenngasco Corporation(7,599 Mcf/day). The remaining terms of the Company's gas supply contracts range from approximately three years to five years.

      Under the terms of a fuel purchase agreement executed with U.S. Generating Company (formerly Altresco, Inc.) on December 11, 1992, the Company is entitled to receive gas peaking service of up to 7,310 Mcf per day during the Winter Period of November 1 through March 31 of each year (not to exceed 307,018 Mcf for each Winter Period) and back-up gas supplies of up to 30,702 Mcf per day in the event of proration or curtailment of firm gas supplies (including propane).

      In addition, the Company executed two contracts with Distrigas of Massachusetts Corporation ("DOMAC") which entitled the Company to receive up to 5,409 Mcf per day of vaporized Liquified Natural Gas ("LNG"). These contracts are renewable from year to year.

      The Company estimates that its supply of natural gas and supplemental sources under contract are adequate to meet the anticipated needs of the Company's customers for the foreseeable future. The annual sources of supply are as follows: firm long-haul pipeline natural gas, including storage gas, 8,459,574 Mcf; natural gas peaking service (U.S. Generating Company) 307,000 Mcf; ("DOMAC") 1,920,995 Mcf; and Liquefied Petroleum Gas, 13,800 Mcf (daily capability). Additional pipeline supplies designated as "best efforts" or "interruptible" are available from time to time, but are subject to daily curtailment at the suppliers'/transporters' discretion.

      The Company has five Liquefied Petroleum Gas ("LPG") plants and one temporary portable LNG vaporizing unit which are utilized on peak days to supplement the pipeline natural gas supply. By supplementing its natural gas supply with LPG, the Company is able to meet its customers' requirements during peak periods. The Company's pipeline deliveries combined with LPG facilities' storage capacity yield a maximum daily sendout of approximately 54,900 Mcf. Actual maximum daily sendout due to degree day severity during the 1997-98 heating season was 40,110 Mcf, which occurred on December 31, 1997, with an average temperature of 5 degrees Fahrenheit. During the fiscal year ended June 30, 1998, the Company purchased an aggregate of 5,359,707 Mcf of interstate pipeline natural gas at an average cost of $4.1532 per Mcf. The average cost in each of the three preceding years ended June 30 was: 1997 - $4.3635; 1996 - $3.7234; and 1995 - $3.2820. The
composition of gas supply for customer requirements during the fiscal year ended June 30, 1998, was: 99.96% natural gas and .04% LNG and LPG.

      On April 16, 1997, the FERC approved an unopposed settlement offer of Tennessee Gas Pipeline Company which disposed of 34 FERC dockets and some 39 appeals of FERC orders pending in the D.C. circuit. The settlement established a cost sharing mechanism between Tennessee and its customers.
As a result of the order, Tennessee implemented a reduced Gas Supply Realignment ("GSR") surcharge retroactively for the two-year period of January 1, 1997, through December 31, 1998. On June 30, 1997, the Company received a refund from Tennessee of $323,456.95 representing excess GSR surcharges from January through March 1997. The refund is currently being returned to Berkshire's customers through the Company's CGAC. The GSR surcharges that remain to be charged to Berkshire by Tennessee through December 1998 will not significantly affect the Company's competitiveness. The GSR surcharges will be absorbed by all of Berkshire's customer classes.

Item 2.  Properties
-------------------

      The Company has approximately 669 miles of distribution mains, the major portion of which are constructed of coated steel, plastic or cast iron. Berkshire owns and operates five auxiliary liquefied petroleum gas plants for supplementing its supply of natural gas. (See "Business - Gas Supply".) The Company has five terminal stations receiving gas from the interstate pipeline.

      All the principal properties of the Company are owned in fee, subject to the lien of the mortgage securing the Company's First Mortgage Bond, and are also subject to covenants, restrictions, easements, leases, rights-of-way and other similar minor encumbrances or defects common to properties of comparable size and character; none of which in the opinion of the Company's management materially interferes with the Company's use of its properties in order to conduct its business. The Company's gas mains are primarily located under public highways and streets. Where they are under private property, the Company has obtained easements or rights-of-way from the record holders of title. These easements and rights are deemed by the Company to be adequate for the purposes for which they are being used.

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters To A Vote Of Security Holders
------------------------------------------------------------

      On May 8, 1998 a special meeting was held where shareholders voted and approved the formation of a holding company structure.

Additional Items
----------------

Executive Officers of the Registrant

      The table set forth below shows the names, titles and ages of all executive officers of the Registrant as of June 30, 1998. There is no family relationship among officers of the Registrant. There is no arrangement between any of the officers and any other person(s) pursuant to which such officer has or is to be elected as an officer.

                                                  Served in This
Name                    Title                     Capacity Since     Age
----                    -----                     --------------     ---

S.S. Robinson     President and Chief                10-28-87        58
                  Executive Officer

M.J. Marrone      Vice President, Treasurer          10-28-87         56
                  and Chief Financial Officer

R.M. Allessio     Vice President, Utility            11-07-97         48
                  Operations

L.H. Hotman*      Vice President, Business           11-07-97         55
                  Development


The executive officers are elected annually.

      Listed below is a brief account of the business of each of the above executive officers during the past five years.

Name              Capacity in Which Served During Past Five Years
----              -----------------------------------------------

S.S. Robinson     President and Chief Executive Officer

M.J. Marrone      Vice President, Treasurer and Chief Financial Officer

R.M. Allessio     Vice President, Utility Operations; Vice President of
                  Marketing and Distribution; Director of Marketing and
                  Distribution; Director of Engineering and Distribution;
                  Chief Engineer

L.H. Hotman*      Vice President, Business Development; Vice President of
                  Supply, Rates & Planning; Vice President of Supply, Rates
                  & Marketing

<F*>   Resigned effective July 13, 1998


                                   PART II
                                   -------


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

      The number of registered common shareholders of record of the Registrant as of the close of business on July 31, 1998, was 1,920. The other information required is contained in The Berkshire Gas Company's Annual Report to Shareholders for the fiscal year ended June 30, 1998, ("Registrant's Annual Report") on page 31, under the heading "Quarterly Financial Information". This information is hereby incorporated by reference in this report.

Item 6.  Selected Financial Data
--------------------------------

      The information required is contained in Registrant's Annual Report on pages 14 - 15, under the heading "10-Year Comparative Summary of Operations and Statistics". This information is hereby incorporated by reference in this report.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

      The information required is contained in Registrant's Annual Report on pages 16 - 18, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". This information is hereby incorporated by reference in this report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      The information required is contained in Registrant's Annual Report on pages 19 - 31, in the financial statements of The Berkshire Gas Company for the years ended June 30, 1998, 1997 and 1996, together with the related notes to financial statements, under the heading "Independent Auditors' Report", and under the heading "Quarterly Financial Information". This information is hereby incorporated by reference in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

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

                                   PART IV
                                   -------

Item 14.  Exhibits, Independent Auditors' Report on Supplemental Schedules,
---------------------------------------------------------------------------
Financial Statement Schedules and Reports on Form 8-K
-----------------------------------------------------

(a)   1.  Financial Statements
          --------------------

      The following financial statements and related notes are contained in the Registrant's Annual Report for the fiscal year ended June 30, 1998, and are incorporated herein by reference.

      Report of Independent Auditors.

      Statements of Income for the years ended June 30, 1998, 1997 and 1996.

      Balance Sheets, June 30, 1998, 1997 and 1996.

      Statements of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996.

      Statements of Cash Flows for the years ended June 30, 1998, 1997 and
      1996.

      Notes to Financial Statements.

      Selected Quarterly Financial Data (unaudited) for the years ended June 30, 1998, 1997 and 1996.

      2.  Independent Auditors' Report on Supplemental Schedules
          ------------------------------------------------------



Deloitte &
 Touche LLP
-----------                        --------------------------------------------
                                   City Place           Telephone:(860)280-3000
                                   185 Asylum Street    Facsimile:(860)280-3051
                                   Hartford, Connecticut 06103-3402


INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULES

To the Shareholders of
The Berkshire Gas Company:

We have audited the financial statements of The Berkshire Gas Company as of June 30, 1998, 1997 and 1996 and for each of the three fiscal years in the period ended June 30, 1998 and have issued our report thereon dated August 12, 1998;such financial statements and report are included in The Berkshire Gas Company's Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of The Berkshire Gas Company, listed in item 14. These financial statement schedules are the responsibility of The Berkshire Gas Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP

August 12, 1998


--------------
Deloitte Touch
Tohmatsu
International
--------------


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

Date: August 26, 1998                  By: /s/ SCOTT S. ROBINSON
                                           ----------------------------------
                                           Scott S. Robinson, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities on the dates indicated.


Signatures                      Capacity                      Date
----------                      --------                      ----

/s/ FRANKLIN M. HUNDLEY         Director                 August 26, 1998
---------------------------
Franklin M. Hundley
Chairman of the Board

/s/ SCOTT S. ROBINSON           Principal Executive      August 26, 1998
---------------------------     Officer; Director
Scott S. Robinson
President and Chief
Executive Officer

/s/ MICHAEL J. MARRONE          Principal Financial      August 26, 1998
---------------------------     & Accounting Officer
Michael J. Marrone
Vice President, Treasurer
and Chief Financial Officer

/s/ GEROGE R. BALDWIN           Director                 August 26, 1998
---------------------------
George R. Baldwin

/s/ JOHN W. BOND                Director                 August 26, 1998
---------------------------
John W. Bond

/s/ PAUL L. GIOIA               Director                 August 26, 1998
---------------------------
Paul L. Gioia

/s/ JAMES R. KEYS               Director                 August 26, 1998
---------------------------
James R. Keys

/s/ ROBERT B. TRASK             Director                 August 26, 1998
---------------------------
Robert B. Trask



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

Exhibit
Number                               Description
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

4(bb)  Amendment to the Company's Charter, dated July 29, 1994.  Filed as
       Exhibit 4(bb) on the Company's Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference thereto.

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

10(n) Severance Agreement, dated October 15, 1993, by and between the Company and Michael J. Marrone. Filed as Exhibit 10(o) on the Company Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference thereto.

10(o) Severance Agreement, dated October 15, 1993, by and between the Company and Cheryl M. Clark. Filed as Exhibit 10(q) on the Company Registration Statement on Form S-2, Registration Statement No. 33-83828, and is incorporated herein by reference thereto.

13(a)  Annual Report to Shareholders

       Filed Herewith:
       A copy of the Company's Annual Report to Shareholders for fiscal year ended June 30, 1998.

27(a)  Financial Data Schedule

       Filed Herewith:
       Financial Data Schedule for the fiscal year ended June 30, 1998.