Form 10-Q
period 1998-09-30
BERKSHIRE GAS CO /MA/
filed 1998-11-12
CIK 317406

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the Quarter Ended September 30, 1998           Commission File No. 0-1857-3


                          THE BERKSHIRE GAS COMPANY

Massachusetts                                                        04-1731220

115 Cheshire Road, Pittsfield, Massachusetts                         01201-1803


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


At September 30, 1998, the Registrant had issued and outstanding 2,352,335 shares of Common Stock, par value $2.50.


                          THE BERKSHIRE GAS COMPANY
         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS - Unaudited
         ----------------------------------------------------------
                   (In Thousands Except Per Share Amounts)

                                     Three Months Ended
                                    09/30/98     09/30/97
                                    --------     --------

Operating Revenues                  $  4,247     $  4,480
Cost of Gas Sold                       1,559        1,949
                                    ---------------------

Operating Margin                       2,688        2,531
                                    ---------------------

Other Operating Expenses               2,909        2,659
Depreciation                             352          365
                                    ---------------------

      Total                            3,261        3,024
                                    ---------------------
Utility Operating Loss                  (573)        (493)
Other Income - Net                       432          424
                                    ---------------------

Operating Loss and Other Income         (141)         (69)
Interest Expense                       1,078        1,101
Other Taxes                              215          204
                                    ---------------------

      Pre-Tax Loss                    (1,434)      (1,374)

Income Tax Benefit                      (558)        (538)
                                    ---------------------

NET LOSS                                (876)        (836)
Retained Earnings at Beginning
 of Period                             8,911        8,739
                                    ---------------------

      Total                            8,035        7,903
                                    ---------------------

Dividends Declared:
  Preferred Stock                          4            4
  Common Stock                           682          638
                                    ---------------------

      Total Dividends                    686          642
                                    ---------------------

Retained Earnings at End
 of Period                          $  7,349     $  7,261
                                    =====================
Loss Attributable to Common
 Stock                              $   (880)    $   (840)
                                    =====================

Average Shares of Common Stock
 Outstanding                         2,337.9      2,231.6
                                    ---------------------
Basic and Diluted Loss
 Per Share of Common Stock          $  (0.38)    $  (0.38)
                                    =====================


See Independent Accountants' Review Report and Notes to Financial Statements.


                          THE BERKSHIRE GAS COMPANY
         STATEMENTS OF OPERATIONS AND RETAINED EARNINGS - Unaudited
         ----------------------------------------------------------
                   (In Thousands Except Per Share Amounts)

                                   Twelve Months Ended
                                   9/30/98     9/30/97
                                   -------     -------

Operating Revenues                 $49,626     $48,826
Cost of Gas Sold                    24,140      23,526
                                   -------------------

Operating Margin                    25,486      25,300
                                   -------------------

Other Operating Expenses            12,616      11,992
Depreciation                         4,158       4,049
                                   -------------------

      Total                         16,774      16,041
                                   -------------------
Utility Operating Income             8,712       9,259
Other Income - Net                   1,927       2,364
                                   -------------------

Operating and Other Income          10,639      11,623
Interest Expense                     4,369       4,289
Other Taxes                          1,881       1,787
                                   -------------------

      Pre-Tax Income                 4,389       5,547

Income Taxes                         1,636       2,119
                                   -------------------

NET INCOME                           2,753       3,428
Retained Earnings at Beginning
 of Period                           7,261       6,396
                                   -------------------

      Total                         10,014       9,824
                                   -------------------

Dividends Declared:
  Preferred Stock                       15          72
  Common Stock                       2,650       2,491
                                   -------------------

      Total Dividends                2,665       2,563
                                   -------------------

Retained Earnings at End
 of Period                         $ 7,349     $ 7,261
                                   ===================
Earnings Available for Common
 Stock                             $ 2,738     $ 3,356
                                   ===================

Average Shares of Common Stock
 Outstanding                       2,290.1     2,198.4
                                   -------------------
Basic and Diluted Earnings
 Per Share of Common Stock         $  1.20     $  1.53
                                   ===================


See Independent Accountants' Review Report and Notes to Financial Statements.



                          THE BERKSHIRE GAS COMPANY
                               BALANCE SHEETS
                          -------------------------
                               (In Thousands)

                                         September 30,     June 30,
                                             1998            1998
                                         -------------     --------
                                         (Unaudited)       (Audited)

ASSETS:
Utility Plant:
  Utility Plant - at original cost         $108,268        $106,654
  Less: Accumulated Depreciation             31,607          31,371
                                           ------------------------

      Utility Plant - Net                    76,661          75,283
                                           ------------------------

Other Property:
  Other Property - at original cost          12,862          12,784
  Less:  Accumulated Depreciation             6,620           6,420
                                           ------------------------

      Other Property - Net                    6,242           6,364
                                           ------------------------

Current Assets:
  Cash                                          116             160
  Accounts Receivable
    Utility Service (less allowance:
     Sept. 1998-$919;June 1998-$900)          2,788           5,427
    Merchandise & Other (less
     allowance: Sept. 1998-$81;
     June 1998-$74)                             362             669
    Other Receivables                           562             181
    Inventories (at the lower of
     average cost or market):
      Natural Gas                             3,248           2,313
      Liquefied Petroleum                       143             134
      Materials and Supplies                  1,830           1,814
      Prepayments and Other                     857             979
      Prepaid Taxes                           1,939             370
      Recoverable Gas Costs                   1,965             224
                                           ------------------------

      Total Current Assets                   13,810          12,271
                                           ------------------------

    Deferred Debits:
      Unamortized Debt Expense                2,176           2,200
      Capital Stock Expense                     264             275
      Environmental Cleanup Costs               840             800
      Other                                   1,515           1,414
                                           ------------------------

      Total Deferred Debits                   4,795           4,689
                                           ------------------------

Recoverable Environmental Cleanup
 Costs                                        3,290           3,290
                                           ------------------------
      TOTAL ASSETS                         $104,798        $101,897
                                           ========================


See Independent Accountants' Review Report and Notes to Financial Statements.



                          THE BERKSHIRE GAS COMPANY
                               BALANCE SHEETS
                          -------------------------
                               (In Thousands)

                                         September 30,     June 30,
                                             1998            1998
                                         ------------      --------
                                          (Unaudited)      (Audited)

CAPITALIZATION AND LIABILITIES
Common Shareholders' Equity:
  Common Stock                             $  5,881        $  5,790
  Premium on Common Stock                    19,535          18,835
  Retained Earnings                           7,349           8,911
                                           ------------------------

      Total Common Shareholders'
       Equity                                32,765          33,536
                                           ------------------------
Redeemable Cumulative
 Preferred Stock                                312             321
                                           ------------------------

Long-Term Debt                               34,000          34,000
                                           ------------------------
Current Liabilities:
  Notes Payable to Banks                     10,835           7,085
  Current Maturities of Long-Term Debt        6,000           6,000
  Accounts Payable                            2,724           3,024
  Other Current Liabilities                   2,660           3,098
                                           ------------------------

      Total Current Liabilities              22,219          19,207
                                           ------------------------

  Other Liabilities                           1,600           1,676
                                           ------------------------

Unamortized Investment Tax Credit             1,121           1,139
                                           ------------------------

Deferred Income Taxes                         9,491           8,728
                                           ------------------------

Reserve for Recoverable Environmental
 Cleanup Costs                                3,290           3,290
                                           ------------------------

TOTAL CAPITALIZATION
 AND LIABILITIES                           $104,798        $101,897
                                           ========================


See Independent Accountants' Review Report and Notes to Financial Statements.


                          THE BERKSHIRE GAS COMPANY
                    STATEMENTS OF CASH FLOWS - Unaudited
                    ------------------------------------
                               (In Thousands)

                                                   Three Months Ended
                                                  9/30/98      9/30/97
                                                  -------      -------

Cash flows from Operating Activities:
  Net Loss                                        $  (876)     $  (836)

Adjustments to Reconcile Net Loss to Net
 Cash Used in Operating Activities:
  Depreciation and Amortization                       577          606
  Provision for Losses on Accounts Receivable          99          102
  Recoverable Gas Costs                            (1,741)      (1,542)
  Deferred Income Taxes                               763          626
Changes in Assets and Liabilities Which
 Provided (Used) Cash:
  Accounts Receivable                               2,848        2,848
  Other Receivables                                  (381)         109
  Inventories                                        (959)      (1,404)
  Accounts Payable                                   (300)        (479)
  Prepaid Taxes                                    (1,569)      (1,426)
  Other                                              (537)        (660)
                                                  --------------------

      Total Adjustments                            (1,200)      (1,220)
                                                  --------------------
  Net Cash Used in Operating Activities            (2,076)      (2,056)
                                                  --------------------
Cash Flows Used in Investing Activities:
  Construction Expenditures                        (1,814)      (2,100)
                                                  --------------------
Cash Flows Provided by Financing Activities:
  Dividends Paid                                     (686)        (642)
  Proceeds from Notes Payable                       3,750        4,240
  Proceeds from Other Stock
   Transactions                                       782          362
                                                  --------------------
  Net Cash Provided by
   Financing Activities                             3,846        3,960
                                                  --------------------
Net Decrease in Cash                                  (44)        (196)
Cash at Beginning of Period                           160          356
                                                  --------------------
Cash at End of Period                             $   116      $   160
                                                  ====================

Supplemental Disclosures of Cash Flow Information:

  Cash Paid During the Year for:
    Interest(net of amount capitalized)           $ 1,422      $ 1,517
                                                  ====================
    Income Taxes(net of refund)                   $   181      $   204
                                                  ====================


See Independent Accountants' Review Report and Notes to Financial Statements.



The Berkshire Gas Company
Notes to Financial Statements
September 30,1998
-------------------------------------------------------------------------------
(Dollars in Thousands Except Share Amounts)

NOTES:

    OTHER FINANCIAL INFORMATION:
      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments, which in the opinion of management are necessary for a fair presentation of the operations for the interim periods presented, have been made. These adjustments are of a normal recurring nature. Due to the significant impact of gas used for space heating during the heating season (November-April) and the Company's seasonal rate structure, the results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the summary of accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


CONTINGENCIES:

    ENVIRONMENTAL:
      Like other companies in the natural gas industry, the Company is a party to governmental actions associated with former gas manufacturing sites. Management estimates that expenditures to remediate and monitor known environmental sites will range from $3,290 to $12,302. In accordance with SFAS No. 5, the Company has recorded the most likely cost of $3,290. The Company 's unamortized cost at September 30, 1998 was $840 and should be recovered over a seven-year period through the Cost of Gas Adjustment Clause ("CGAC").


       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
-------------------------------------------------------------------------------
Results of Operations - First Quarter Ended September 30, 1998 versus First Quarter Ended September 30, 1997
-------------------------------------------------------------------------------

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

      Operating Margin increased $157,000 or 6.2%, despite warmer weather, from the three months ended September 30, 1997, primarily due to growth in transportation revenues.

                                           1998           1997
                                           ----           ----

3 Month Firm MCF Sold & Transported        703,000        713,000
3 Month Operating Margin                $2,688,000     $2,531,000
3 Month Average Operating Margin
 Per Firm MCF                                $3.82          $3.55


      Other Operating Expenses increased $250,000 or 9.4% from the three months ended September 30, 1997. The increase is primarily due to employee benefits costs, the development and implementation of new information systems companywide, costs incurred for the restructuring to a holding company and marketing promotions.

      Depreciation Expense decreased $13,000 due to a program of leasing short-lived assets previously purchased.

      Other Income increased $8,000 due to additional revenues generated by the Propane operation.

      Interest Expense decreased $23,000 due to lower levels of borrowings.

      Dividends on Common Stock increased $44,000 primarily due to an increase in the number of shares reflecting active shareholder participation in the Dividend Reinvestment Program ("DRIP"), and to a lesser extent, a quarterly increase in dividends to $.29 per share from $.285 in 1997.


-------------------------------------------------------------------------------
Results of Operations - Twelve Months Ended September 30, 1998 versus Twelve Months Ended September 30,1997
-------------------------------------------------------------------------------

      Earnings available for Common Stock were $2,738,000 for the twelve months ended September 30, 1998 as compared to $3,356,000 for 1997. The decrease is primarily due to increased operating expenses and lower other income caused by a warmer heating season.

      Operating Margin increased $186,000 or .7% from the twelve months ended September 30, 1997. The Company increased firm volumes sold during the winter heating season through commercial growth, which more than offset the 11% warmer than normal weather.

                                           1998           1997
                                           ----           ----

12 Month Firm MCF Sold & Transported      6,105,000      6,448,000
12 Month Operating Margin               $25,486,000    $25,300,000
12 Month Average Operating Margin
 Per Firm MCF                                 $4.17          $3.92


      Other Operating Expenses rose $624,000 or 5.2% over the twelve months ended September 30, 1997. The increase is due to costs incurred for the restructuring to a holding company, employee benefit costs, costs reflecting the development and implementation of new information systems companywide and increased marketing and promotion expenses.

      Other Income decreased $437,000 or 18.5% from 1997 primarily due to lower Propane revenues as a result of substantially warmer weather and lower Interest Income on undercollected gas costs recovered through the CGAC.
This was partially offset by increased income from appliance rentals.

      Other Taxes increased $94,000 or 5.3% due to increases in plant property and municipal tax rates.

      Dividends declared on Common Stock increased $159,000 due to additional shares outstanding through the Company's DRIP.

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1998

      The Company added approximately $1,814,000 to Utility Plant assets and Other Property during the three months ended September 30, 1998. These construction expenditures primarily represent investments in new and replacement mains and services.

      The capital structure of the Company at September 30, 1998 was 48.8% Common Equity, 0.5% Preferred Stock and 50.7% Long-Term Debt.

      The Company initially finances construction expenditures and other funding needs primarily with short-term bank borrowings, and to a lesser extent with the reinvestment of dividends and cash investments from the Company's DRIP.

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

      Funds for environmental clean-up costs are initially financed through short-term borrowings and all such costs will be recovered over a seven year period under a ruling issued by the Massachusetts Department of Telecommunications and Energy ("DTE"), formerly the Massachusetts Department of Public Utilities ("MDPU").

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

Year 2000 Compliance

      The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance.

      The Company believes that the most critical risk relates to the replacement and modification of its business application software.

      During the second quarter of fiscal 1999, the Company has replaced its core business applications which support customer service, billing, collection, jobbing and engineering. This upgraded system is Year 2000 compliant. The Company expects to have completed an upgrade to its finance, accounting, payroll and inventory systems by the end of the second quarter of fiscal 1999. These upgrades were initiated in the normal course of addressing business needs.

      The Company has also assessed the other areas of its business not related to its core information systems. Presently, the Company believes that these areas which include automated meter reading, dispatch, administrative and distribution, can be modified or upgraded without disruption of service or material cost.

      Due to the complexity of the Year 2000 problem and the reliance on certain critical vendors and suppliers, there can be no guarantees that the Company will achieve Year 2000 compliance or that critical vendors and suppliers will achieve Year 2000 compliance. At this time, the Company cannot assess the effect on the Company of such non-compliance. The Company expects to include contingency plans as part of its Year 2000 study in an effort to mitigate the risks of any non-compliance by third parties.

      The total cost to the Company of Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

          No developments during the quarter.

Item 2.   Changes in Securities
-------   ---------------------

          The Company has filed an S-3 effective November 12, 1998 for an increase of 200,000 Common shares available for the Company's DRIP.

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          On November 6, 1998, the Annual Meeting of the shareholders of the Berkshire Gas Company was held at the Crowne Plaza Pittsfield Hotel, Pittsfield, Massachusetts at 10:00 a.m.

          Proxies for said annual meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to Management's nominees, as listed in the Proxy statement, for the election of Directors. All nominees were duly elected.

Item 5.   Other Information
-------   -----------------

          On June 23, 1998, the Company filed a petition with the DTE for approval to form a holding company which will be called Berkshire Energy Resources. Thereafter, on August 14, 1998 Berkshire Gas filed a petition with the DTE for the issuance and sale of not more than 200,000 additional shares of Common Stock, purusant to the DRIP. These petitions were approved on November 5, 1998 by the DTE.

Item 6.   Exhibits and Reports on Form 8 - K
-------   ----------------------------------

          (a) List of Exhibits
                Exhibit 27 - Financial Data Schedule


The balance sheet as of September 30, 1998, the related statements of operations and retained earnings for the three month and twelve month periods ended September 30, 1998 and 1997, and the statements of cash flows for the three month periods ended September 30, 1998 and 1997 have been reviewed, prior to filing, by the Registrant's independent public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements is presented below.


Deloitte &
   Touche LLP
-------------
                                  ------------------------------------------
                                  City Place        Telephone:(860) 280-3000
                                  185 Asylum Street Facsimile:(860) 280-3051
                                  Hartford, Connecticut 06103-3402

INDEPENDENT ACCOUNTANTS' REPORT

The Berkshire Gas Company:

We have reviewed the accompanying balance sheet of The Berkshire Gas Company as of September 30, 1998, the related statements of operations and retained earnings for the three month and twelve month periods ended September 30, 1998 and 1997, and the statements of cash flows for the three month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of The Berkshire Gas Company as of June 30, 1998, and the related statements of income, stockholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated August 12, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
November 5, 1998



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


Dated: November 12, 1998